Form 10-Q
period 2024-02-29
Aceztech Corp
filed 2024-04-02
CIK 1994373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-276237

ACEZTECH CORPORATION

(Exact name of registrant issuer as specified in its charter)

Nevada	7379	37-2108225
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

33-01, 33rd Floor, Menara Keck Seng, 203 Jalan Bukit Bintang, 55100 Kuala Lumpur, Malaysia

(Address of principal executive offices, including zip code)

Issuer’s telephone number: (+60)3 2116 5722

Company email: aceztechcorp@gmail.com

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 2, 2024
Common Stock, $0.001 par value	4,000,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ACEZTECH CORPORATION

CONDENSED BALANCE SHEETS

AS OF FEBRUARY 29, 2024 (UNAUDITED) AND NOVEMBER 30, 2023 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of February 29, 2024	As of November 30, 2023
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,648	$7,319
Prepayment and deposit	205	258
TOTAL CURRENT ASSETS	9,853	7,577

NON-CURRENT ASSET
Plant and equipment, net	2,778	2,177
TOTAL NON-CURRENT ASSET	2,778	2,177

TOTAL ASSETS	$12,631	$9,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	3,100	3,750
Amount due to a director	11,753	5,124
Deferred revenue	3,000	2,400
TOTAL CURRENT LIABILITIES	17,853	11,274

TOTAL LIABILITIES	$17,853	$11,274

SHAREHOLDERS’ EQUITY
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 4,000,000 as of February 29, 2024 and November 30, 2023	$4,000	$4,000
Accumulated deficit	(9,222)	(5,520)
TOTAL SHAREHOLDERS’ EQUITY	$(5,222)	$(1,520)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,631	$9,754

The accompanying notes are an integral part of these financial statements.

ACEZTECH CORPORATION

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2024 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

Three months ended February 29, 2024
REVENUE	$6,600

COST OF REVENUE	-

GROSS PROFIT	$6,600

GENERAL AND ADMINISTRATIVE EXPENSES	(10,302)

LOSS FROM OPERATION BEFORE INCOME TAX	$(3,702)

INCOME TAX EXPENSES	-

NET LOSS	$(3,702)

OTHER COMPREHENSIVE INCOME	-

TOTAL COMPREHENSIVE LOSS	$(3,702)

NET LOSS PER SHARE- BASIC AND DILUTED	(0.0009)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	4,000,000

The accompanying notes are an integral part of these financial statements.

ACEZTECH CORPORATION

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2024

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of August 15, 2023 (Date of Inception)	-	$-	$-	$-	$-
Issuance of share capital, founder’s shares	4,000,000	4,000	-	-	4,000
Net loss	-	-	-	(5,520)	(5,520)
Balance as of November 30, 2023	4,000,000	4,000	-	(5,520)	(1,520)
Net loss	-	-	-	(3,702)	(3,702)
Balance as of February 29, 2024	4,000,000	4,000	-	(9,222)	(5,222)

The accompanying notes are an integral part of these financial statements.

ACEZTECH CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2024

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

Three months ended February 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,702)

Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation expenses	128
Changes in operating assets and liabilities:
Prepayment and deposit	53
Accrued liabilities	(650)
Amount due to a director	6,629
Deferred revenue	600

Net cash provided by operating activities	$3,058

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	(729)

Net cash used in investing activity	$(729)

CASH FLOWS FROM FINANCING ACTIVITY:
Net cash used in financing activity	$-

Effect of exchange rate changes on cash and cash equivalents	$-

Net increase in cash and cash equivalents	$2,329
Cash and cash equivalents, beginning of period	7,319

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,648

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-
Interest paid	$-

The accompanying notes are an integral part of these financial statements.

ACEZTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED FEBRUARY 29, 2024 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

1. ORGANIZATION AND BUSINESS BACKGROUND

Aceztech Corporation, a Nevada corporation, (herein referred as “the Company”) was incorporated under the laws of the State of Nevada on August 15, 2023.

Aceztech Corporation is headquartered in Kuala Lumpur, Malaysia (herein referred as “Malaysia”). We primarily provide website related services including website development, website design and website maintenance to companies and individual customers in Malaysia and Hong Kong. Our mission is to serve as a trusted partner on our customers’ digital journeys.

The Company’s executive office is located at 33-01, 33rd Floor, Menara Keck Seng, 203 Jalan Bukit Bintang, 55100 Kuala Lumpur, Malaysia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements for Aceztech Corporation for the period ended February 29, 2024 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted November 30 as its fiscal year end.

The reporting currency of the Company is United States Dollars (“US$”), which is also the functional currency of the Company.

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. The Company’s credit terms are dependent upon the segment and the customer. The Company assesses the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in management’s judgment collection is not probable, the Company does not record revenue until the uncertainty is removed.

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for credit losses is the Company’s best estimate of the amount of credit losses in existing accounts receivable. Management reviews the allowance for credit losses each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer’s receivable, and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and the business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for credit losses. If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning December 15, 2022, and early adoption is permitted.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of plant, equipment and software are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Office Equipment	5 years

Revenue Recognition

Revenue is generated through provision of website development and design services to customers. Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

(i) identification of the promised goods and services in the contract;

(ii) determination of whether the promised goods and services are performance obligations, including whether they are distinct in the context of the contract;

(iii) measurement of the transaction price, including the constraint on variable consideration;

(iv) allocation of the transaction price to the performance obligations; and

(v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company records revenue from the wholesale of goods upon the delivery of the finalized website service to the customer.

Earnings Per Share

The Company reports earnings per share in accordance with ASC 260 “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued.

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair Value Measurement

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

This ASC establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Recently issued and adopted accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning December 15, 2022, and early adoption is permitted.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $3,702 for the period ended February 29, 2024 resulting in accumulated deficit of $9,222 and a working capital deficit of $8,000.

The Company’s cash position may not be significant enough to support the Company’s daily operations. While the Company believes in the viability of its strategy and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire funding through public offering. If funding from public offering is insufficient, then the Company shall rely on the financial support from its controlling shareholder.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that financial statements are issued. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

4. PREPAYMENT AND DEPOSIT

	As of February 29, 2024 (Unaudited)	As of November 30, 2023 (Audited)

Prepaid expenses	$142	$195
Rental deposit	63	63
Total	$205	$258

Prepaid expenses as of February 29, 2024 and November 30, 2023 represent the payment made to virtual office rental fee. The rental deposit represents the deposit of the virtual office tenancy agreement.

5. PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following as of February 29, 2024 and November 30, 2023:

	As of February 29, 2024 (Unaudited)	As of November 30, 2023 (Audited)

Office equipment	$3,062	$2,333
Less: accumulated depreciation	(284)	(156)
Plant and equipment, net	$2,778	$2,177

Depreciation expense for the period ended February 29, 2024 and November 30, 2023 was $128 and $156 respectively.

6. AMOUNT DUE TO A DIRECTOR

As of February 29, 2024, the sole director of the Company advanced $11,753 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

Our director, Mr. Tee, has not been compensated for the services.

7. ACCRUED LIABILITIES

As of February 29, 2024, the Company has other accruals of $3,100 which comprises of outstanding audit fees.

8. SHAREHOLDERS’ EQUITY

On August 15, 2023, upon the incorporation of the Company, Kae Ren Tee, subscribed 4,000,000 shares of common stock at par value of $0.001 per share for a total subscription value of $4,000.

As of February 29, 2024, the Company has 4,000,000 shares of common stock issued and outstanding.

During the three months ended February 29, 2024, the Company has not issued any shares.

The Company has 75,000,000 shares of commons stock authorized.

9. INCOME TAX

The loss from operation before income taxes of the Company for the three months ended February 29, 2024 was comprised of the following:

For the three months ended February 29, 2024
Tax jurisdictions from:
– Local	$(3,702)

Loss from operation before income tax	$(3,702)

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of February 29, 2024, the operations in the United States of America incurred $9,222 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2044, if unutilized. The Company has provided for a full valuation allowance of approximately $1,937 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of February 29, 2024 and November 30, 2023:

	As of February 29, 2024	As of November 30, 2023
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$1,937	$1,159
Less: valuation allowance	(1,937)	(1,159)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $1,937 as of February 29, 2024.

10. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended February 29, 2024, there was one customer who accounted for more than 10% of the Company’s revenues. The customer who accounted for more than 10% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the three months ended February 29, 2024
	Revenue	Percentage of Revenue	Accounts receivable
Customer A	$6,000	91%	$-
Total	$6,000	91%	$-

11. SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has single reportable segment based on business unit, information technology services business and two reportable segments based on country, Malaysia and Hong Kong.

In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.

	For the Three Months Ended and As of February 29, 2024
By Business Unit	Information Technology Services Business	Total
Revenue	$6,600	$6,600

Cost of revenue	-	-
General and administrative expenses	(10,302)	(10,302)

Loss from operations	(3,702)	(3,702)

Total assets	$12,631	$12,631
Capital expenditure	$729	$729

	For the Three Months Ended and As of February 29, 2024
By Country	Hong Kong	Malaysia	Total
Revenue	$6,000	$600	$6,600

Cost of revenue	-	-	-
General and administrative expenses	(105)	(10,197)	(10,302)

Loss from operations	5,895	(9,597)	(3,702)

Total assets	$-	$12,631	$12,631
Capital expenditure	$-	$729	$729

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after February 29, 2024 up through the date the Company issued the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1/A dated February 14, 2024, for the period from inception on August 15, 2023 to November 30, 2023 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in such Form S-1/A. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarter report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1/A registration statement, filed on February 14, 2024, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarter report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

Aceztech Corporation, a Nevada corporation, (herein referred as “the Company”) was incorporated under the laws of the State of Nevada on August 15, 2023.

Aceztech Corporation is headquartered in Kuala Lumpur, Malaysia (herein referred as “Malaysia”). We primarily provide website related services including website development, website design and website maintenance to companies and individual customers in Malaysia and Hong Kong. Our mission is to serve as a trusted partner on our customers’ digital journeys.

The Company’s executive office is located at 33-01, 33rd Floor, Menara Keck Seng, 203 Jalan Bukit Bintang, 55100 Kuala Lumpur, Malaysia.

Results of operations

Three months ended February 29, 2024

Revenues

For the three months ended February 29, 2024, the Company generated revenue in the amount of $6,600. The revenue generated was from the Company providing website development and design services to the customers.

General and Administrative Expenses

For the three months ended February 29, 2024, the Company had general and administrative expenses in the amount of $10,302. These were primarily comprised of legal service fee, audit fees, service tax and bank charges.

Net Loss

For the three months ended February 29, 2024, the Company has incurred a net loss of $3,702.

Liquidity and Capital Resources

Cash Provided by Operating Activities

Net cash provided by operating activities was $3,058 for the three months ended February 29, 2024. The cash provided by operating activities was attributable to depreciation expenses, decrease in prepayment and deposit, increase in the amount due to our sole director, increase in deferred revenue contra by net loss and decrease in accrued liabilities.

Cash Used in Investing Activity

For the three months ended February 29, 2024, the Company used $729 in investing activity, which was primarily attributable to the purchase of plant and equipment. Specifically, the equipment purchased was office equipment.

Cash Provided by Financing Activity

For the three months ended February 29, 2024, the Company did not generate nor used any cash in financing activity.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Policies

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning December 15, 2022, and early adoption is permitted.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of February 29, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of February 29, 2024.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 29, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of February 29, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended February 29, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not subjected to nor engaged in any litigation, arbitration or claim of material importance, and no litigation, arbitration or claim of material importance is known to us to be pending or threatened by or against our Company that would have a material adverse effect on our Company’s results of operations or financial condition. Further, there are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

32.1	Section 1350 Certification of principal executive officer

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, at the location of Kuala Lumpur, Malaysia, on April 2, 2024.

Aceztech Corporation

By:	/s/ Kae Ren Tee
Name:	Kae Ren Tee
Title:	Chief Executive Officer, Chief Financial Officer, Director
Date:	April 2, 2024

-8-