Form 10-Q
period 2024-08-31
Aceztech Corp
filed 2024-09-11
CIK 1994373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2024

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 11, 2024
Common Stock, $0.001 par value	5,545,000

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS:

	CONDENSED BALANCE SHEETS AS OF AUGUST 31, 2024 (UNAUDITED) AND NOVEMBER 30, 2023 (AUDITED)	F-1

	CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2024 AND FROM AUGUST 15, 2023 (DATE OF INCEPTION) TO AUGUST 31, 2023 (UNAUDITED)	F-2

	CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2024 AND FROM AUGUST 15, 2023 (DATE OF INCEPTION) TO AUGUST 31, 2023 (UNAUDITED)	F-3

	CONDENSED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED AUGUST 31, 2024 AND FROM AUGUST 15, 2023 (DATE OF INCEPTION) TO AUGUST 31, 2023 (UNAUDITED)	F-4

	NOTES TO CONDENSED FINANCIAL STATEMENTS	F-5 – F-11

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5

ITEM 4.	CONTROLS AND PROCEDURES	5

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	7

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7

ITEM 4	MINE SAFETY DISCLOSURES	7

ITEM 5	OTHER INFORMATION	7

ITEM 6	EXHIBITS	7

SIGNATURES		8

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ACEZTECH CORPORATION

CONDENSED BALANCE SHEETS

AS OF AUGUST 31, 2024 (UNAUDITED) AND NOVEMBER 30, 2023 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of August 31, 2024	As of November 30, 2023
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,170	$7,319
Prepayment and deposit	4,734	258
TOTAL CURRENT ASSETS	22,904	7,577

NON-CURRENT ASSET
Plant and equipment, net	2,471	2,177
TOTAL NON-CURRENT ASSET	2,471	2,177

TOTAL ASSETS	$25,375	$9,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	3,100	3,750
Amount due to a director	18,585	5,124
Deferred revenue	3,300	2,400
TOTAL CURRENT LIABILITIES	24,985	11,274

TOTAL LIABILITIES	$24,985	$11,274

SHAREHOLDERS’ EQUITY
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 5,545,000 and 4,000,000 as of August 31, 2024 and November 30, 2023, respectively	$5,545	$4,000
Additional paid-in capital	29,355	-
Accumulated deficit	(33,960)	(5,520)
Other comprehensive loss	(550)	-
TOTAL SHAREHOLDERS’ EQUITY/(DEFICIT)	$390	$(1,520)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,375	$9,754

The accompanying notes are an integral part of these financial statements.

ACEZTECH CORPORATION

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2024 AND FROM AUGUST 15, 2023 (DATE OF INCEPTION) TO

AUGUST 31, 2023 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended August 31,	From August 15, 2023 (Date of Inception) to August 31,	Nine months ended August 31,	From August 15, 2023 (Date of Inception) to August 31,
	2024	2023	2024	2023
REVENUE	$7,200	$-	$20,700	$-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	$7,200	$-	$20,700	$-

GENERAL AND ADMINISTRATIVE EXPENSES	(28,342)	(1,214)	(49,140)	(1,214)

LOSS FROM OPERATION BEFORE INCOME TAX	$(21,142)	$(1,214)	$(28,440)	$(1,214)

INCOME TAX EXPENSES	-	-	-	-

NET LOSS	$(21,142)	$(1,214)	$(28,440)	$(1,214)

OTHER COMPREHENSIVE LOSS	(550)	-	(550)	-

TOTAL COMPREHENSIVE LOSS	$(21,692)	$(1,214)	$(28,990)	$(1,214)

NET LOSS PER SHARE- BASIC AND DILUTED	(0.0040)	(0.0003)	(0.0064)	(0.0003)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	5,234,891	4,000,000	4,425,978	4,000,000

The accompanying notes are an integral part of these financial statements.

ACEZTECH CORPORATION

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2024 AND FROM AUGUST 15, 2023 (DATE OF INCEPTION) TO AUGUST 31, 2023 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	COMMON STOCK		ADDITIONAL	SHARE APPLICATION		ACCUMULATED
	Number of shares	Amount	PAID-IN CAPITAL	MONEY PENDING ALLOTMENT	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	TOTAL EQUITY
Balance as of August 15, 2023 (Date of Inception)	-	$-	$-	$-	$-	$-	$-
Issuance of share capital, founder’s shares	4,000,000	4,000	-	-	-	-	4,000
Net loss	-	-	-	-	(5,520)	-	(5,520)
Balance as of November 30, 2023	4,000,000	4,000	-	-	(5,520)	-	(1,520)
Net loss	-	-	-	-	(3,702)	-	(3,702)
Balance as of February 29, 2024	4,000,000	4,000	-	-	(9,222)	-	(5,222)
Share application money pending allotment	-	-	-	900	-	-	900
Net loss	-	-	-	-	(3,596)	-	(3,596)
Balance as of May 31, 2024	4,000,000	4,000	-	900	(12,818)	-	(7,918)
Share application money pending allotment	-	-	-	(900)	-	-	(900)
Initial public offering	1,545,000	1,545	29,355	-	-	-	30,900
Foreign currency translation	-	-	-	-	-	(550)	(550)
Net loss	-	-	-	-	(21,142)	-	(21,142)
Balance as of August 31, 2024	5,545,000	5,545	29,355	0	(33,960)	(550)	390

	COMMON STOCK		ADDITIONAL		ACCUMULATED
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	TOTAL EQUITY
Balance as of August 15, 2023 (Date of Inception)	-	$-	$-	$-	$-	$-
Issuance of share capital, founder’s shares	4,000,000	4,000	-	-	-	4,000
Net loss	-	-	-	(1,214)	-	(1,214)
Balance as of August 31, 2023	4,000,000	4,000	-	(1,214)	-	2,786

The accompanying notes are an integral part of these financial statements.

ACEZTECH CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2024 AND FROM AUGUST 15, 2023 (DATE OF INCEPTION) TO

AUGUST 31, 2023 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Nine months ended August 31, 2024	From August 15, 2023 (Date of Inception) to August 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,440)	$(1,214)

Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation expenses	435	39
Changes in operating assets and liabilities:
Prepayment and deposit	(4,476)	(310)
Accrued liabilities	(650)	-
Amount due to a director	13,461	3,818
Deferred revenue	900	-
Subscription receivable	-	(4,000)

Net cash used in operating activities	$(18,770)	$(1,667)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	$(729)	$(2,333)

Net cash used in investing activity	$(729)	$(2,333)

CASH FLOWS FROM FINANCING ACTIVITY:
Issuance of share capital	30,900	4,000

Net cash provided by financing activity	$30,900	$4,000

Effect of exchange rate changes on cash and cash equivalents	$(550)	$-

Net increase in cash and cash equivalents	$10,851	$-
Cash and cash equivalents, beginning of period	7,319	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,170	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

ACEZTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED AUGUST 31, 2024 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

1. ORGANIZATION AND BUSINESS BACKGROUND

Aceztech Corporation, a Nevada corporation, (herein referred as “the Company”) was incorporated under the laws of the State of Nevada on August 15, 2023.

On June 4, 2024, the Company acquired 100% of the equity interest of Aceztech Sdn. Bhd., a limited liability company incorporated in Malaysia.

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

The Company’s executive office is located at 33-01, 33rd Floor, Menara Keck Seng, 203 Jalan Bukit Bintang, 55100 Kuala Lumpur, Malaysia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements for Aceztech Corporation for the period ended August 31, 2024 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted November 30 as its fiscal year end.

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

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations and comprehensive income (loss).

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiary maintains its books and record in Malaysia Ringgits (“MYR”) and United States Dollars (“US$”), which is the respective functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of August 31, 2024	From August 15, 2023 (Date of Inception) to August 31, 2023

Period-end MYR : US$1 exchange rate	4.32	4.64
Period-average MYR : US$1 exchange rate	4.66	4.64

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $28,440 for the nine months ended August 31, 2024 resulting in accumulated deficit of $33,960 and a working capital deficit of $2,081.

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

4. PREPAYMENT AND DEPOSIT

	As of August 31, 2024 (Unaudited)	As of November 30, 2023 (Audited)

Prepaid expenses	$4,671	$195
Rental deposit	63	63
Total	$4,734	$258

Prepaid expenses as of August 31, 2024 and November 30, 2023 represent the payments made for Edgar filing fee, stock storage and registrar fee, and virtual office rental fee. The rental deposit represents the deposit of the virtual office tenancy agreement.

5. PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following as of August 31, 2024 and November 30, 2023:

	As of August 31, 2024 (Unaudited)	As of November 30, 2023 (Audited)

Office equipment	$3,062	$2,333
Less: accumulated depreciation	(591)	(156)
Plant and equipment, net	$2,471	$2,177

Depreciation expense for the period ended August 31, 2024 and November 30, 2023 was $435 and $156 respectively.

6. AMOUNT DUE TO A DIRECTOR

As of August 31, 2024, the sole director of the Company advanced $18,585 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

Our director, Mr. Tee, has not been compensated for the services.

7. ACCRUED LIABILITIES

As of August 31, 2024, the Company has other accruals of $3,100 which comprises of outstanding audit fees.

8. SHAREHOLDERS’ EQUITY

On August 15, 2023, upon the incorporation of the Company, Kae Ren Tee, subscribed 4,000,000 shares of common stock at par value of $0.001 per share for a total subscription value of $4,000.

On July 11, 2024, the Company issued 1,545,000 shares of common stock being sold at $0.02 per share for a total of $30,900 through initial public offering.

As of August 31, 2024, the Company has 5,545,000 shares of common stock issued and outstanding.

The Company has 75,000,000 shares of commons stock authorized.

9. INCOME TAX

The loss from operation before income taxes of the Company for the nine months ended August 31, 2024 and from August 15, 2023 (Date of Inception) to August 31, 2023 were comprised of the following:

	For the nine months ended August 31, 2024	From August 15, 2023 (Date of Inception) to August 31, 2023
Tax jurisdictions from:
– Local	$(27,694)	(1,214)

Foreign, representing
– Malaysia	(746)	-
Loss from operation before income tax	$(28,440)	$(1,214)

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of August 31, 2024, the operations in the United States of America incurred $33,214 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2044, if unutilized. The Company has provided for a full valuation allowance of approximately $6,975 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Aceztech Sdn. Bhd. are subject to the Malaysia Corporate Tax Laws at a two-tier corporate income tax rate based on amount of paid-up capital. The 2024 tax rate for company with paid-up capital of MYR 2,500,000 (approximately $578,704) or less and that are not part of a group containing a company exceeding this capitalization threshold is 15% on first chargeable income of MYR 150,000 (approximately $34,722), 17% on remaining chargeable income up to MYR 600,000 (approximately $138,889) and any chargeable income beyond MYR 600,000 (approximately $138,889) will be subject to the corporate tax rate of 24%.

As of August 31, 2024, the operations in Malaysia generated $746 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $112 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of August 31, 2024 and November 30, 2023:

	As of August 31, 2024	As of November 30, 2023
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$6,975	$1,159
– Malaysia	112	-
Less: valuation allowance	(7,087)	(1,159)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $7,087 as of August 31, 2024.

10. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended August 31, 2024, there was one customer who accounted for more than 10% of the Company’s revenues. The customer who accounted for more than 10% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the three months ended August 31, 2024
	Revenue	Percentage of Revenue	Accounts receivable
Customer C	$6,000	83%	$-
Total	$6,000	83%	$-

For the nine months ended August 31, 2024, there were three customers who accounted for more than 10% of the Company’s revenues. The customers who accounted for more than 10% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the nine months ended August 31, 2024
	Revenue	Percentage of Revenue	Accounts receivable
Customer A	$6,600	32%	$-
Customer B	6,300	30%	-
Customer C	6,000	29%	-
Total	$18,900	91%	$-

From August 15, 2023 (Date of Inception) to August 31, 2023, the Company did not generate any revenue. Hence, there was no customer who accounted for more than 10% of the Company’s revenue.

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

	For the Nine Months Ended and As of August 31, 2024
By Business Unit	Information Technology Services Business	Total
Revenue	$20,700	$20,700

Cost of revenue	-	-
General and administrative expenses	(49,140)	(49,140)

Loss from operations	(28,440)	(28,440)

Total assets	$25,375	$25,375
Capital expenditure	$729	$729

	For the Nine Months Ended and As of August 31, 2024
By Country	Hong Kong	Malaysia	Total
Revenue	$18,900	$1,800	$20,700

Cost of revenue	-	-	-
General and administrative expenses	(160)	(48,980)	(49,140)

Loss from operations	18,740	(47,180)	(28,440)

Total assets	$-	$25,375	$25,375
Capital expenditure	$-	$729	$729

	From August 15, 2023 (Date of Inception) to August 31, 2023
By Business Unit	Information Technology Services Business	Total
Revenue	$-	$-

Cost of revenue	-	-
General and administrative expenses	(1,214)	(1,214)

Loss from operations	(1,214)	(1,214)

Total assets	$6,604	$6,604
Capital expenditure	$2,333	$2,333

	From August 15, 2023 (Date of Inception) to August 31, 2023
By Country	Hong Kong	Malaysia	Total
Revenue	$-	$-	$-

Cost of revenue	-	-	-
General and administrative expenses	-	(1,214)	(1,214)

Loss from operations	-	(1,214)	(1,214)

Total assets	$-	$6,604	$6,604
Capital expenditure	$-	$2,333	$2,333

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after August 31, 2024 up through the date the Company issued the financial statements.

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

On June 4, 2024, the Company acquired 100% of the equity interest of Aceztech Sdn. Bhd., a limited liability company incorporated in Malaysia.

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

The Company’s executive office is located at 33-01, 33rd Floor, Menara Keck Seng, 203 Jalan Bukit Bintang, 55100 Kuala Lumpur, Malaysia.

Results of operations

From August 15, 2023 (Date of Inception) to August 31, 2023

Revenues

From August 15, 2023 (Date of Inception) to August 31, 2023, the Company has not generated any revenue nor incurring any cost of revenue due to the Company unable to close any deal during the period ended August 31, 2023.

General and Administrative Expenses

From August 15, 2023 (Date of Inception) to August 31, 2023, the Company had general and administrative expenses in the amount of $1,214. These were primarily comprised of company registration renewal fee, depreciation and amortization fee, and service tax.

Net Loss

From August 15, 2023 (Date of Inception) to August 31, 2023, the Company has incurred a net loss of $1,214.

Three months ended August 31, 2024

Revenues

For the three months ended August 31, 2024, the Company generated revenue in the amount of $7,200. The revenue generated was from the Company providing website development and design services to the customers.

General and Administrative Expenses

For the three months ended August 31, 2024, the Company had general and administrative expenses in the amount of $28,342. These were primarily comprised of audit fees, stock storage and registrar fee, company renewal fee, secretarial fee, other professional fees, service tax and bank charges.

Net Loss

For the three months ended August 31, 2024, the Company has incurred a net loss of $21,142.

Nine months ended August 31, 2024

Revenues

For the nine months ended August 31, 2024, the Company generated revenue in the amount of $20,700. The revenue generated was from the Company providing website development and design services to the customers.

General and Administrative Expenses

For the nine months ended August 31, 2024, the Company had general and administrative expenses in the amount of $49,140. These were primarily comprised of legal service fee, audit fees, stock storage and registrar fee, company renewal fee, secretarial fee, other professional fees, taxation service fee, service tax and bank charges.

Net Loss

For the nine months ended August 31, 2024, the Company has incurred a net loss of $28,440.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash used in operating activities was $18,770 for the nine months ended August 31, 2024. The cash used in operating activities was attributable to net loss, increase in prepayment and deposit, decrease in accrued liabilities contra by depreciation expenses, increase in amount due to our sole director and increase in deferred revenue.

Net cash used in operating activities was $1,667 from August 15, 2023 (Date of Inception) to August 31, 2023. Cash provided by operating activities was attributable to net loss, increase in prepayment and deposit, increase in subscription receivable contra by depreciation expenses and increase in amount due to our sole director.

Cash Used in Investing Activity

For the nine months ended August 31, 2024, the Company used $729 in investing activity, which was primarily attributable to the purchase of plant and equipment. Specifically, the equipment purchased was office equipment.

From August 15, 2023 (Date of Inception) to August 31, 2023, the Company used $2,333 in investing activity, which was primarily attributable to the purchase of plant and equipment. Specifically, the equipment purchased was office equipment.

Cash Provided by Financing Activity

For the nine months ended August 31, 2024, the Company received $30,900 from financing activities primarily from issuance of shares of common stock pursuant to our initial public offering closing at July 11, 2024.

From August 15, 2023 (Date of Inception) to August 31, 2023, the Company received $4,000 from financing cash flow consists of issuance of shares of common stock to our director, Kae Ren Tee.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of August 31, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of August 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the nine months ended August 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended August 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, at the location of Kuala Lumpur, Malaysia, on September 11, 2024.

Aceztech Corporation

By:	/s/ Kae Ren Tee
Name:	Kae Ren Tee
Title:	Chief Executive Officer, Chief Financial Officer, Director
Date:	September 11, 2024

-8-