Form 10-K
period 2024-11-30
Aceztech Corp
filed 2025-01-23
CIK 1994373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended November 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-276237

ACEZTECH CORPORATION

(Exact name of registrant issuer as specified in its charter)

Nevada	37-2108225
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

33-01, 33rd Floor, Menara Keck Seng, 203 Jalan Bukit Bintang, 55100 Kuala Lumpur, Malaysia
Address of principal executive offices, including zip code

(+60)3 2116 5722
Registrant’s phone number, including area code

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 23, 2025
Common Stock, $0.001 par value	5,545,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

ACEZTECH CORPORATION

FORM 10-K

For the Fiscal Year Ended November 30, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantee of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” “our,” or “Aceztech” are references to Aceztech Corporation, a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $0.001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

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

Description of Business

Aceztech Corporation, a Nevada corporation, (herein referred as “the Company”) was incorporated under the laws of the State of Nevada on August 15, 2023.

On August 15, 2023, Kae Ren Tee was appointed Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and Director of the Company.

Aceztech Corporation is headquartered in Kuala Lumpur, Malaysia. At Aceztech Corporation, our core expertise lies in providing a comprehensive range of digital solutions, including website development, website design, and website maintenance services. We cater to a diverse clientele, serving both companies and individual clients across Malaysia. Our mission is to serve as a trusted partner on our clients’ digital journeys, assisting them in achieving their objectives, connecting with their target audience, and maintaining a competitive edge in the ever-evolving online landscape. We take pride in our commitment to crafting what we believe to be innovative, user-centric, and scalable web solutions that contribute to the success of our clients’ businesses.

Aceztech Corporation is positioned as an organization dedicated to achieving success in the website development industry in Malaysia. The company currently specializes in various digital services, including website development, design, and maintenance. In response to the expanding entrepreneurial landscape, our aim is to translate clients’ ideas into impactful online ventures, facilitating effective communication of their business messages to target online audiences.

Website development or website creation is at the core of our services. We collaborate closely with clients to design and build custom websites. Our process involves in-depth consultation (conducted online remotely or physically at our office location) to understand the client’s goals, target audience, and unique requirements. We aim to craft user-friendly, visually appealing, highly functional and responsive websites that not only showcase the client’s brand but also provide a seamless user experience. Our website development services primarily encompass informative corporate websites, spanning across various sectors, including product manufacturing and service offerings.

Our website design services involve crafting visually captivating and engaging interfaces that align with our client’s brand identity. We pay meticulous attention to every detail, ensuring that each website reflects the essence of the business it represents. Consideration is given to color schemes, typography, and imagery in creating websites that resonate with target audiences. In today’s digital world, users access websites from various devices. Therefore, we develop responsive design to ensure that our client’s website looks and functions flawlessly on PCs, tablets, and mobile phones.

Website maintenance is an often overlooked but critical aspect of online success. Our company takes care of this burden for clients, ensuring their websites remain up-to-date, secure and functioning optimally. This includes regular data maintenance to keep content, images and other information accurate and relevant, regular backups and uptime monitoring to protect clients’ data and assure that the websites stay operational even during traffic spikes.

Understanding website performance is crucial for business growth. Our website traffic analysis services provide clients with valuable insights into user behavior. We employ analytics tools to track metrics such as page views, traffic sources and conversion rates. These insights help clients to identify strengths and weaknesses in their online strategies, allowing them to make data-driven decisions for content and user optimization.

By providing a comprehensive suite of services, our company aims to enable clients to establish a strong online presence, connect with their target audiences, and ultimately achieve their digital objectives. Dedication to quality, innovation, and continuous improvement all play a role in shaping the digital success of our clients and supports them in remaining competitive.

The Company has delivered the primary services, comprised of website development and website design, to two customers at this time, and has entered into an agreement to provide ongoing website maintenance services, which will be renewed on an annual basis, to both customers. Our two significant customers are unrelated parties. Each customer is based in Malaysia, with one operating in the food and beverage industry, and the other providing an online reading platform. The term and termination provisions of the agreement are: “This Agreement shall be effective as of the Effective Date and shall remain in force unless otherwise terminated as provided herein. Client may, at its sole discretion, terminate any or all work outstanding, or any portion thereof, immediately upon written notice. Upon receipt of notice of such termination, Company shall inform Client of the extent to which performance has been completed through such date. The full amount of service fee collected by Company would not be refunded upon termination. Company may not terminate any work under this Agreement without prior written consent of Client. In the event of any termination of this Agreement, all obligations and responsibilities of Company shall survive and continue in effect and shall inure to the benefit of and be binding upon the parties and their legal representatives, heirs, successors, and assigns. The termination of any provision of this Agreement shall not excuse a prior breach of that provision.”

Marketing

In order to boost our brand and attract more clients, we have set up our website at https://www.aceztech.com to showcase our company and services. We are also using search engine marketing to help more clients reach our website. We believe client referrals are a highly effective and cost-efficient way for us to acquire new clients. In addition, we intend to engage in online paid advertisements to boost our brand recognition while continuing to improve client satisfaction to encourage our word-of-mouth referrals.

Additionally, we plan to leverage our President’s personal networks and social connections to expand our marketing efforts. Finally, we have plans to promote our company through social networking websites.

It is important to note that the specific details of our marketing strategies are still being developed, and we do not have a definitive timeline for their completion. As a result, all our marketing initiatives are still in the planning phase.

Competition

The website development industry is currently undergoing a significant transformation, characterized by intense competition and fragmentation. We anticipate that competition will only intensify in the future. The barriers to entry in this industry are relatively low, resulting in a saturated market filled with a diverse array of providers. These range from freelancers and small agencies to large web development firms. Consequently, clients have numerous options to choose from, creating a highly competitive landscape.

The website development industry continually evolves, with new technologies, frameworks, and tools emerging regularly. Staying competitive often requires investing in ongoing learning and adapting to industry trends. We believe that many of our competitors possess significantly greater resources than we do. Furthermore, this industry faces global competition, as website development services can be provided remotely. This allows clients to hire talent from around the world, enabling developers and agencies from different countries to compete for the same projects.

Price competition is common in this industry, with some providers offering low-cost solutions to attract clients. This adds to the challenge of maintaining profitability while delivering high-quality work. In periods of reduced demand for our services, we must decide between either reducing our prices to remain competitive and retain market share or maintaining our prices, potentially sacrificing market share. In either case, sales and overall profitability could be impacted.

Employees

As of November 30, 2024, Aceztech Corporation has one employee, our President and sole director, Mr. Kae Ren Tee. Currently, Mr. Tee is dedicating up to 30 hours per week to our business, but he is prepared to commit more time if necessary. Our company plans to expand, and we aim to employ six individuals by the end of 2024. These new hires will be distributed across various roles, with one employee focusing on management and administration, another on marketing, and four professionals specializing in website development, design, and maintenance services. It is our priority to hire individuals with industry-recognized qualifications, primarily recruited from reputable institutions in the information technology sector, and possessing an average of approximately 5 years of industry experience. It should be noted that the aforementioned plans are in development, and the Company may explore the feasibility of outsourcing certain operations to third parties, rather than to future employees, depending upon the Company’s circumstances at such time.

At this point, we do not offer pension, health, annuity, insurance, stock options, profit-sharing, or similar benefit plans. However, we may consider adopting such plans in the future. Presently, there are no personal benefits available to our employee, Officer, and/or Director. We are committed to building a strong team and developing our business as we move forward.

Government Regulations

Aceztech Corporation primarily offers website development, website design and website maintenance services. We operate under the jurisdiction of Malaysian laws and regulations, which govern and regulate our business activities with certain countries and individuals. To the best of our knowledge, we are not required to obtain any licenses, except for potential business registration licenses in jurisdictions where we plan to operate. The legal landscape for internet-based businesses is evolving rapidly and is often characterized by ambiguity which encompasses data privacy and security, pricing, advertising, content regulation and intellectual property. We are subject to several local and foreign privacy and data protection laws. Regulatory bodies worldwide have either adopted or proposed requirements related to the collection, distribution, use, security and storage of personal information or other confidential information of individuals.

When developing websites and conducting data maintenance, the Company or its employees may need to access personal information, as outline in the Malaysia Personal Data Protective Act 2010 (referred to as “PDPA”). According to the PDPA, a Data User, such as the Company or its employees is prohibited from processing personal data related to an individual unless that individual has granted explicit consent for the processing of their personal information. Failure to adequately protect data or ensure its secure destruction could expose us to potential regulatory investigations or enforcement measures under relevant data security or consumer protection laws. The extent and understanding of these regulations may change, leading to potential increases in both the obligations placed on us and the costs associated with our compliance in the future.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real estate or other properties. Our office is located at 33-01, 33rd Floor, Menara Keck Seng, 203 Jalan Bukit Bintang, 55100 Kuala Lumpur, Malaysia.

At this time, we rent co-sharing office space, from a third party, at a total cost of $132. The rental period is for a period of six months from November 1, 2024 through April 30, 2025.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently quoted on the OTC Pink under the trading symbol “ACZT”.

Trading in stocks quoted on the OTC Pink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be any liquidity for our common stock in the future.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2024	Highest Bid	Lowest Bid
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter	$-	$-

Holders

As of November 30, 2024, we have 31 shareholders on record of our common stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Transfer Online, Inc, with an address at 512 SE Salmon St., Portland, OR 97214, United States and telephone number is +1 (503) 227-2950.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividends

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Recent Sales of Unregistered Securities

No securities have been sold by the Company during the period covered by this Form 10-K.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended November 30, 2024.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal year ended November 30, 2024 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section in Form S-1/A registration statement, filed on February 14, 2024, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

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

The Company’s executive office is located at 33-01, 33rd Floor, Menara Keck Seng, 203 Jalan Bukit Bintang, 55100 Kuala Lumpur, Malaysia.

Our cash and cash equivalents are $10,341 as of November 30, 2024. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and increase our current level of operations for the next twelve-month period, we require further funding.

For the year ended November 30, 2024, the Company incurred a net loss of $39,224 and used cash in operating activities of $27,461 and borrowed $13,022 from our director. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Results of operations for the year ended November 30, 2024 and 2023

Revenues

For the year ended November 30, 2024, the Company has generated a revenue of $25,700.

From August 15, 2023 (Date of Inception) to November 30, 2023, the Company has generated a revenue of $20,000.

The revenue generated was from the Company providing website development and design services to the customers.

General and Administrative Expenses

For the year ended November 30, 2024, the Company incurred general and administrative expenses of $64,924. These were primarily comprised of legal and professional fees, audit fees, stock and registrar fees and OTC fee.

From August 15, 2023 (Date of Inception) to November 30, 2023, the Company had general and administrative expenses in the amount of $25,520. These were primarily comprised of legal and professional fees, company incorporation fees, and audit fees.

Net Loss

For the year ended November 30, 2024, the Company incurred a net loss of $39,224.

From August 15, 2023 (Date of Inception) to November 30, 2023, the Company incurred a net loss of $5,520.

Liquidity and Capital Resources

The Company’s cash and cash equivalents has increased by $3,022, from $7,319 as of November 30, 2023 to $10,341 as of November 30, 2024. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Cash Used in/Provided by Operating Activities

For the year ended November 30, 2024, the Company has used $27,461 in operating activities, which was primarily attributable to net loss and increase in prepayment and deposit contra by depreciation expenses, increase in accrued liabilities, increase in the amount due to our sole director and increase in deferred revenue.

From August 15, 2023 (Date of Inception) to November 30, 2023, the Company received $5,652 from operating activities, which was primarily attributable to depreciation expenses, increase in accrued liabilities, increase in the amount due to our sole director and an increase in deferred revenue contra by net loss and increase in prepayment and deposit.

Cash Used in Investing Activity

For the year ended November 30, 2024, the Company used $729 in investing activity, which was primarily attributable to the purchase of plant and equipment. Specifically, the equipment purchased was office equipment.

From August 15, 2023 (Date of Inception) to November 30, 2023, the Company used $2,333 in investing activity, which was primarily attributable to the purchase of plant and equipment. Specifically, the equipment purchased was office equipment.

Cash Provided by Financing Activities

On August 15, 2023, our sole officer and director, Mr. Kae Ren Tee, purchased 4,000,000 shares of restricted common stock at a purchase price of $0.001 (par value) per share. The $4,000 in proceeds went directly to the Company to be used for working capital.

For the year ended November 30, 2024, the Company received $30,900 from financing activities primarily from issuance of shares of common stock pursuant to our initial public offering closing at July 11, 2024.

From August 15, 2023 (Date of Inception) to November 30, 2023, the Company received $4,000 from financing activities primarily from issuance of shares of common stock to our director, Kae Ren Tee.

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of November 30, 2024.

Contractual Obligation

As a smaller reporting company, we are not required to provide the aforementioned information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of November 30, 2024, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2024.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of November 30, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function. We will create a position to segregate duties consistent with control objectives. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended November 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Positions and Offices
Kae Ren Tee	28	Chief Executive Officer, President, Treasurer, Secretary, Director

Kae Ren Tee – Chief Executive Officer, President, Secretary, Treasurer, Director

In 2018, Mr. Tee graduated with a Bachelor of Science (Hons) in Finance and Investment from UCSI University. He commenced his career in June 2018 as a Corporate Finance Executive at Greenpro Capital Corp., a multinational company based in Hong Kong. His responsibilities encompassed various tasks, including corporate finance advisory, corporate restructuring, accounting, and investor relations services for Greenpro Capital Corp. In March 2019, Mr. Tee resigned from this position and joined Malayan Banking Berhad in September 2019. At Malayan Banking Berhad, he offered financial solutions to individual clients by providing banking products and services. Leaving this position in February 2020, Mr. Tee joined Phillip Wealth Planners Sdn. Bhd. in March 2020. In this role, he tailored financial planning solutions to clients’ specific needs, involving investment planning, insurance, retirement, estate, and taxation. In his role as a financial planner for Phillip Wealth Planners Sdn. Bhd., Mr. Tee implemented online marketing strategies to promote financial services which include website development and website traffic analysis. His experience in digital solutions inspired him to venture into the dynamic world of website development. During the COVID-19 pandemic, Mr. Tee immersed himself in digital solutions services by focusing on creating visually appealing and functional websites to meet the growing demand for digital services.

In August 2023, Mr. Tee founded Aceztech Corporation, and serves as our Chief Executive Officer, President, Secretary, Treasurer, and Director.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and or directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s directors are responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants.

At this time the Board of Directors, is comprised of only one individual, Mr. Kae Ren Tee, who reviews the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our sole director, Mr. Tee, believes that it is not necessary to have such committees, at this time, because he believes he can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Directors and our Officers have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer and Director, Kae Ren Tee, at the address appearing on the first page of this Form 10-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended November 30, 2024.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from November 30, 2023 to November 30, 2024:

Summary Compensation Table

Summary Compensation Table
Name and principal position (a)	Year ended November 30, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Kae Ren Tee, Chief Executive Officer, Chief Financial Officer and Director	2024	$-	-	-	-	-	-	-	$-

Stock Option Grants

We have not granted any stock options to our executive officer(s) since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officer or Director.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of November 30, 2024, the Company has 5,545,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Kae Ren Tee Chief Executive Officer, Chief Financial Officer and Director	4,000,000	72%	-	-	72%
5% or Greater Shareholders	-	-	-	-	-

*Officers and or Directors who may hold a 5% or greater controlling interest in the Company are included above, but only under the subtitle, “Executive Officers and Directors”.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On August 15, 2023, we issued 4,000,000 shares of our common stock to Mr. Kae Ren Tee, our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director in consideration of $4,000, or $0.001 per share.

In regards to the above transaction we claim an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sale of stock since the sale of stock was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

As of November 30, 2023, our sole director, Mr. Kae Ren Tee, advanced $5,124 to the Company, which is unsecured and non-interest bearing, and payable upon demand. Proceeds from the offering herein will not be used to repay the loan to Mr. Kae Ren Tee.

As of February 29, 2024, the sole director of the Company advanced $11,753 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

As of May 31, 2024, the sole director of the Company advanced $17,553 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

On July 11, 2024, we issued 1,545,000 shares of our common stock in consideration of $30,900, or $0.02 per share through initial public offering.

As of August 31, 2024, the sole director of the Company advanced $18,585 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

As of November 30, 2024, the sole director of the Company advanced $18,164 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Director will continue to approve any related party transaction(s).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended November 30, 2024 and 2023. We have engaged JP Centurion & Partners PLT as our independent registered public accounting firm since November 1, 2023.

ACCOUNTING FEES AND SERVICES	2024	2023

Audit fees	$18,800	$7,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$18,800	$7,500

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax services” includes tax compliance, tax advice, tax planning.

The category of “All other fees” generally includes advisory services related to accounting rules and regulations.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Aceztech Corporation and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed herewith:

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer, principal financial officer*

32.1	Section 1350 Certification of principal executive officer, principal financial officer and principal accounting officer*

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

ITEM 16. FORM 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aceztech Corporation

Date: January 23, 2025	By:	/s/ Kae Ren Tee
Kae Ren Tee Chief Executive Officer, Chief Financial Officer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kae Ren Tee	Chief Executive Officer, Chief Financial Officer, Director
Kae Ren Tee	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	January 23, 2025

Aceztech Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Aceztech Corporation

33-01, 33rd Floor, Menara Keck Seng,

203 Jalan Bukit Bintang,

55100 Kuala Lumpur,

Malaysia.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aceztech Corporation and subsidiary (the ‘Company’) as of November 30, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for the year ended of November 30, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2024 and 2023, and the results of its operations and its cash flows for the year ended November 30, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, for the year ended November 30, 2024, the Company incurred a net loss of $39,224 and used cash in operating activities of $27,461. As of November 30,2024, the Company had an accumulated deficit of $44,744 and a working capital deficit of $11,869. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the financial statements that were communicated or required to be communicated to those charged with governance that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

The critical audit matters communicated below are matters arising from the prior period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition

The Company provides digital solutions to customers by developing, creating, and designing website for its customers and assist in website maintenance after completion of website development. The recognizes revenue upon transfer of control of promised goods and services to customers for a consideration as stated in service agreements.

The Company has recorded USD20,000 revenue for the period ended November 30, 2023 and a deferred revenue of USD2,400 as of that date.

As revenue is a presumed fraud risk areas in the consideration of fraud in a financial statements audit in accordance with AS2401, we have identified revenue as the primarily focus on the financial statements audit in addressing fraud risk consideration. While ASC 606 is the revenue recognition standard that affects all businesses that enter into contracts with customers to transfer goods and service, we had examined the accuracy of the timing of revenue recognition (cut-off testing) and appropriateness of performance obligation recognition to make sure it is in accordance with the standard.

Our audit procedures in this area among others to test the appropriateness, completeness, accuracy, cut-off and occurrence of revenue included the following:

(a)	Identified the performance obligations within in contractual agreements;
(b)	Assessed and evaluated the degree of control of the Company has over the goods and services and the point at which control is transferred to the customer;
(c)	Reviewed the application of revenue recognition criteria, including satisfactory of performance obligations and transfer of risk and rewards;
(d)	Evaluated the completeness and adequacy of disclosures related to revenue recognition;
(e)	Inquiry management to understand their judgements, assumptions and policies related to revenue recognition.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT (ID: 6723)

We have served as the Company’s auditor since 2023.

Kuala Lumpur, Malaysia

January 23, 2025

Item 1. Financial Statements

ACEZTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF NOVEMBER 30, 2024 AND 2023

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

(AUDITED)

	As of November 30, 2024	As of November 30, 2023
	(Audited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,341	$7,319
Prepayments and deposit	8,454	258
TOTAL CURRENT ASSETS	18,795	7,577

NON-CURRENT ASSET
Plant and equipment, net	2,318	2,177
TOTAL NON-CURRENT ASSET	2,318	2,177

TOTAL ASSETS	$21,113	$9,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	9,500	3,750
Amount due to a director	18,164	5,124
Deferred revenue	3,000	2,400
TOTAL CURRENT LIABILITIES	30,664	11,274

TOTAL LIABILITIES	$30,664	$11,274

SHAREHOLDERS’ EQUITY
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 5,545,000 and 4,000,000 as of November 30, 2024 and 2023, respectively	$5,545	$4,000
Additional paid-in capital	29,355	-
Accumulated deficit	(44,744)	(5,520)
Other comprehensive income	293	-
TOTAL SHAREHOLDERS’ DEFICIT	$(9,551)	$(1,520)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,113	$9,754

See accompanying notes to consolidated financial statements.

ACEZTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEAR ENDED NOVEMBER 30, 2024 AND FROM AUGUST 15, 2023 (DATE OF INCEPTION) TO NOVEMBER 30, 2023

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

(AUDITED)

	Year ended November 30,	From August 15, 2023 (Date of Inception) to November 30,
	2024	2023
REVENUE	$25,700	$20,000

COST OF REVENUE	-	-

GROSS PROFIT	$25,700	$20,000

GENERAL AND ADMINISTRATIVE EXPENSES	(64,924)	(25,520)

LOSS FROM OPERATION BEFORE INCOME TAX	$(39,224)	$(5,520)

INCOME TAX EXPENSES	-	-

NET LOSS	$(39,224)	$(5,520)

OTHER COMPREHENSIVE INCOME	293	-

TOTAL COMPREHENSIVE LOSS	$(38,931)	$(5,520)

NET LOSS PER SHARE- BASIC AND DILUTED	(0.0083)	(0.0014)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	4,705,369	4,000,000

See accompanying notes to consolidated financial statements.

ACEZTECH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED NOVEMBER 30, 2024 AND FROM AUGUST 15, 2023 (DATE OF INCEPTION) TO NOVEMBER 30, 2023

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

(AUDITED)

	COMMON STOCK		ADDITIONAL	SHARE APPLICATION MONEY		ACCUMULATED
	Number of shares	Amount	PAID-IN CAPITAL	PENDING ALLOTMENT	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	TOTAL EQUITY
Balance as of August 15, 2023 (Date of Inception)	-	$-	$-	$-	$-	$-	$-
Issuance of share capital, founder’s shares	4,000,000	4,000	-	-	-	-	4,000
Net loss	-	-	-	-	(5,520)	-	(5,520)
Balance as of November 30, 2023	4,000,000	4,000	-	-	(5,520)	-	(1,520)
Net loss	-	-	-	-	(3,702)	-	(3,702)
Balance as of February 29, 2024	4,000,000	4,000	-	-	(9,222)	-	(5,222)
Share application money pending allotment	-	-	-	900	-	-	900
Net loss	-	-	-	-	(3,596)	-	(3,596)
Balance as of May 31, 2024	4,000,000	4,000	-	900	(12,818)	-	(7,918)
Share application money pending allotment	-	-	-	(900)	-	-	(900)
Initial public offering	1,545,000	1,545	29,355	-	-	-	30,900
Foreign currency translation	-	-	-	-	-	(550)	(550)
Net loss	-	-	-	-	(21,142)	-	(21,142)
Balance as of August 31, 2024	5,545,000	5,545	29,355	0	(33,960)	(550)	390
Foreign currency translation	-	-	-	-	-	843	843
Net loss	-	-	-	-	(10,784)	-	(10,784)
Balance as of November 30, 2024	5,545,000	5,545	29,355	0	(44,744)	293	(9,551)

See accompanying notes to consolidated financial statements.

ACEZTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2024 AND FROM AUGUST 15, 2023 (DATE OF INCEPTION) TO NOVEMBER 30, 2023

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

(AUDITED)

	Year ended November 30, 2024	From August 15, 2023 (Date of Inception) to November 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,224)	$(5,520)

Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation expenses	588	156
Changes in operating assets and liabilities:
Prepayments and deposit	(8,197)	(258)
Accrued liabilities	5,750	3,750
Amount due to a director	13,022	5,124
Deferred revenue	600	2,400

Net cash (used in)/provided by operating activities	$(27,461)	$5,652

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	$(729)	$(2,333)

Net cash used in investing activity	$(729)	$(2,333)

CASH FLOWS FROM FINANCING ACTIVITY:
Issuance of share capital	30,900	4,000

Net cash provided by financing activity	$30,900	$4,000

Effect of exchange rate changes on cash and cash equivalents	$312	$-

Net increase in cash and cash equivalents	$3,022	$7,319
Cash and cash equivalents, beginning of year/period	7,319	-

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$10,341	$7,319

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

ACEZTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED NOVEMBER 30, 2024 AND FROM AUGUST 15, 2023 (DATE OF INCEPTION) TO NOVEMBER 30, 2023

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

The Company’s executive office is located at 33-01, 33rd Floor, Menara Keck Seng, 203 Jalan Bukit Bintang, 55100 Kuala Lumpur, Malaysia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements for Aceztech Corporation for the year ended November 30, 2024 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted November 30 as its fiscal year end.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of November 30, 2024	From August 15, 2023 (Date of Inception) to November 30, 2023

Year/Period-end MYR : US$1 exchange rate	4.44	4.66
Year/Period-average MYR : US$1 exchange rate	4.57	4.55

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

Measurement of Credit Losses on Financial Instruments

The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss methodology with an expected credit loss methodology known as the Current Expected Credit Loss (CECL) model. This new standard requires entities to estimate credit losses over the life of a financial asset based on historical experience, current conditions, and reasonable forecasts.

The adoption of the CECL model applies to the Company’s portfolio of trade receivables and other financial assets, and resulted in changes to the methodology for determining the allowance for credit losses. Under the CECL model, the Company recognizes an allowance for credit losses at the inception of a financial asset and adjusts it over the life of the asset based on updated expectations of credit losses.

Recently issued and adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about the reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements and related disclosures.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended November 30, 2024, the Company incurred a net loss of $39,224 and used cash in operating activities of $27,461. As of November 30, 2024, the Company had an accumulated deficit of $44,744 and a working capital deficit of $11,869.

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

4. PREPAYMENTS AND DEPOSIT

	As of November 30, 2024 (Audited)	As of November 30, 2023 (Audited)

Prepaid expenses	$8,391	$195
Rental deposit	63	63
Total	$8,454	$258

Prepaid expenses as of November 30, 2024 and 2023 represent the payments made for Edgar filing fee, stock storage and registrar fee, OTC fee, and virtual office rental fee. The rental deposit represents the deposit of the virtual office tenancy agreement.

5. PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following as of November 30, 2024 and 2023:

	As of November 30, 2024 (Audited)	As of November 30, 2023 (Audited)

Office equipment	$3,062	$2,333
Less: accumulated depreciation	(744)	(156)
Plant and equipment, net	$2,318	$2,177

Depreciation expense for the year ended November 30, 2024 and from August 15, 2023 (Date of Inception) to November 30, 2023 was $588 and $156 respectively.

6. AMOUNT DUE TO A DIRECTOR

As of November 30, 2024 and 2023, the sole director of the Company advanced $18,164 and $5,124 respectively to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

Our director, Mr. Tee, has not been compensated for the services.

7. ACCRUED LIABILITIES

As of November 30, 2024 and 2023, the Company has other accruals of $9,500 and $3,750 respectively which comprise of outstanding audit fees.

8. DEFERRED REVENUE

As of November 30, 2024 and 2023, the Company has deferred revenue of $3,000 and $2,400 respectively which consist of website maintenance fees received in advance from customers but have yet to provide the service.

9. SHAREHOLDERS’ EQUITY

On August 15, 2023, upon the incorporation of the Company, Kae Ren Tee, subscribed 4,000,000 shares of common stock at par value of $0.001 per share for a total subscription value of $4,000.

On July 11, 2024, the Company issued 1,545,000 shares of common stock being sold at $0.02 per share for a total of $30,900 through initial public offering.

As of November 30, 2024, the Company has 5,545,000 shares of common stock issued and outstanding.

The Company has 75,000,000 shares of commons stock authorized.

10. INCOME TAX

The loss from operation before income taxes of the Company for the year ended November 30, 2024 and from August 15, 2023 (Date of Inception) to November 30, 2023 were comprised of the following:

	For the year ended November 30, 2024	From August 15, 2023 (Date of Inception) to November 30, 2023
Tax jurisdictions from:
– Local	$(38,462)	(5,520)

Foreign, representing
– Malaysia	(762)	-
Loss from operation before income tax	$(39,224)	$(5,520)

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of November 30, 2024, the operations in the United States of America incurred $43,982 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2044, if unutilized. The Company has provided for a full valuation allowance of approximately $9,236 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Aceztech Sdn. Bhd. are subject to the Malaysia Corporate Tax Laws at a two-tier corporate income tax rate based on amount of paid-up capital. The 2024 tax rate for company with paid-up capital of MYR 2,500,000 (approximately $562,468) or less and that are not part of a group containing a company exceeding this capitalization threshold is 15% on first chargeable income of MYR 150,000 (approximately $33,748), 17% on remaining chargeable income up to MYR 600,000 (approximately $134,992) and any chargeable income beyond MYR 600,000 (approximately $134,992) will be subject to the corporate tax rate of 24%.

As of November 30, 2024, the operations in Malaysia generated $762 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $114 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of November 30, 2024 and 2023:

	As of November 30, 2024	As of November 30, 2023
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$9,236	$1,159
– Malaysia	114	-
Less: valuation allowance	(9,350)	(1,159)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $9,350 as of November 30, 2024.

11. CONCENTRATIONS OF RISK

Customer Concentration

For the year ended November 30, 2024, there were four customers who accounted for more than 10% of the Company’s revenues. The customers who accounted for more than 10% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the year ended November 30, 2024
	Revenue	Percentage of Revenue	Accounts receivable
Customer A	$6,900	27%	$-
Customer B	6,600	26%	-
Customer C	6,300	25%	-
Customer D	3,500	14%	-
Total	$23,300	92%	$-

From August 15, 2023 (Date of Inception) to November 30, 2023, there were two customers who accounted for 100% of the Company’s revenues. The customers who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	From August 15, 2023 (Date of Inception) to November 30, 2023
	Revenue	Percentage of Revenue	Accounts receivable
Customer A	$10,000	50%	$-
Customer B	10,000	50%	-
Total	$20,000	100%	$-

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

The Company adheres to the provisions of ASC 280, Segment Reporting, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to shareholders. The Company’s Chief Operating Decision Maker, its Chief Executive Officer (CEO), reviews the financial information presented for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates in a single reportable segment. All of the Company’s long-lived assets are located in the United States. Since the Company operates in one operating segment, all required financial segment information can be found in the condensed financial statements.

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and, hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. For the three months ended September 30, 2024 and 2023, sales through Amazon to Canada and other foreign countries were approximately 13.4% and 8.2% of the Company’s total sales. During the three months ended September 30, 2024, sales of hydroponic products, including ventilation and grow light systems, was approximately 17.2% of the Company’s total sales and the remaining 82.8% consisted of general gardening, home goods, and other products and accessories. During the three months ended September 30, 2023, sales of hydroponic products, including ventilation and grow light systems, were approximately 16.8% of the Company’s total sales and the remaining 83.2% consisted of general gardening, home goods and other products and accessories. As of September 30, 2024 and June 30, 2024, the Company had approximately $1.6 million and $1.9 million of inventory stored in China. The Company’s majority of long-lived assets are located in California, United States, majority of the deferred tax assets are US related, and a majority of the Company’s revenues are derived from within the United States.

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

	For the Year Ended and As of November 30, 2024
By Business Unit	Website Development	Website Design	Website Maintenance	Total
Revenue	$14,333	$7,167	$4,200	$25,700

Cost of revenue	-	-	-	-
General and administrative expenses	(36,208)	(18,106)	(10,610)	(64,924)

Loss from operations	(21,875)	(10,939)	(6,410)	(39,224)

Total assets	$11,775	$5,888	$3,450	$21,113
Capital expenditure	$407	$203	$119	$729

	For the Year Ended and As of November 30, 2024
By Country	Hong Kong	Malaysia	Total
Revenue	$19,800	$5,900	$25,700

Cost of revenue	-	-	-
General and administrative expenses	(160)	(64,764)	(64,924)

Loss from operations	19,640	(58,864)	(39,224)

Total assets	$-	$21,113	$21,113
Capital expenditure	$-	$729	$729

	For the Period Ended and As of November 30, 2023
By Business Unit	Website Development	Website Design	Website Maintenance	Total
Revenue	$12,000	$8,000	$-	$20,000

Cost of revenue	-	-	-	-
General and administrative expenses	(15,312)	(10,208)	-	(25,520)

Loss from operations	(3,312)	(2,208)	-	(5,520)

Total assets	$5,852	$3,902	$-	$9,754
Capital expenditure	$1,400	$933	$-	$2,333

	For the Period Ended and As of November 30, 2023
By Country	Malaysia	Total
Revenue	$20,000	$20,000

Cost of revenue	-	-
General and administrative expenses	(25,520)	(25,520)

Loss from operations	(5,520)	(5,520)

Total assets	$9,754	$9,754
Capital expenditure	$2,333	$2,333

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after November 30, 2024 up through the date the Company issued the financial statements.

