Form 10-Q
period 2025-02-28
Huineng Technology Corp
filed 2025-04-14
CIK 1994373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-276237

HUINENG TECHNOLOGY CORPORATION

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

Company email: huinengtech@gmail.com

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 14, 2025
Common Stock, $0.001 par value	44,545,000

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 28, 2025 (UNAUDITED) AND NOVEMBER 30, 2024 (AUDITED)	F-1

	CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2025 (UNAUDITED) AND FEBRUARY 29, 2024 (UNAUDITED)	F-2

	CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED FEBRUARY 28, 2025 (UNAUDITED) AND FEBRUARY 29, 2024 (UNAUDITED)	F-3

	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2025 (UNAUDITED) AND FEBRUARY 29, 2024 (UNAUDITED)	F-4

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	F-5 – F-11

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5

ITEM 4.	CONTROLS AND PROCEDURES	5

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	7

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7

ITEM 4	MINE SAFETY DISCLOSURES	7

ITEM 5	OTHER INFORMATION	7

ITEM 6	EXHIBITS	7

SIGNATURES		8

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HUINENG TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 28, 2025 (UNAUDITED) AND NOVEMBER 30, 2024 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of February 28, 2025	As of November 30, 2024
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$226	$10,341
Accounts receivable	3,500	-
Amount due from a shareholder	16,972	-
Prepayments and deposit	5,177	8,454
TOTAL CURRENT ASSETS	25,875	18,795

NON-CURRENT ASSET
Plant and equipment, net	2,165	2,318
TOTAL NON-CURRENT ASSET	2,165	2,318

TOTAL ASSETS	$28,040	$21,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	3,100	9,500
Amount due to a shareholder	-	18,164
Deferred revenue	5,300	3,000
TOTAL CURRENT LIABILITIES	8,400	30,664

TOTAL LIABILITIES	$8,400	$30,664

SHAREHOLDERS’ EQUITY
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 44,545,000 and 5,545,000 as of February 28, 2025 and November 30, 2024, respectively	$44,545	$5,545
Additional paid-in capital	29,355	29,355
Accumulated deficit	(54,135)	(44,744)
Other comprehensive (loss)/income	(125)	293
TOTAL SHAREHOLDERS’ EQUITY/(DEFICIT)	$19,640	$(9,551)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,040	$21,113

The accompanying notes are an integral part of these financial statements.

HUINENG TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2025 (UNAUDITED) AND FEBRUARY 29, 2024 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended February 28, 2025	Three months ended February 29, 2024
REVENUE	$1,200	$6,600

COST OF REVENUE	-	-

GROSS PROFIT	$1,200	$6,600

GENERAL AND ADMINISTRATIVE EXPENSES	(10,591)	(10,302)

LOSS FROM OPERATION BEFORE INCOME TAX	$(9,391)	$(3,702)

INCOME TAX EXPENSES	-	-

NET LOSS	$(9,391)	$(3,702)

OTHER COMPREHENSIVE LOSS	(418)	-

TOTAL COMPREHENSIVE LOSS	$(9,809)	$(3,702)

NET LOSS PER SHARE- BASIC AND DILUTED	(0.0010)	(0.0009)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	9,011,667	4,000,000

The accompanying notes are an integral part of these financial statements.

HUINENG TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2025 (UNAUDITED) AND FEBRUARY 29, 2024 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	COMMON STOCK		ADDITIONAL		ACCUMULATED
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	TOTAL EQUITY
Balance as of November 30, 2024	5,545,000	$5,545	$29,355	$(44,744)	$293	$(9,551)
Issuance of share	39,000,000	39,000	-	-	-	39,000
Net loss	-	-	-	(9,391)	-	(9,391)
Foreign currency translation	-	-	-	-	(418)	(418)
Balance as of February 28, 2025	44,545,000	44,545	29,355	(54,135)	(125)	19,640

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL
	Number of shares	Amount	CAPITAL	DEFICIT	EQUITY
Balance as of August 15, 2023 (Date of Inception)	-	$-	$-	$-	$-
Issuance of share capital, founder’s shares	4,000,000	4,000	-	-	4,000
Net loss	-	-	-	(5,520)	(5,520)
Balance as of November 30, 2023	4,000,000	4,000	-	(5,520)	(1,520)
Net loss	-	-	-	(3,702)	(3,702)
Balance as of February 29, 2024	4,000,000	4,000	-	(9,222)	(5,222)

The accompanying notes are an integral part of these financial statements.

HUINENG TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2025 (UNAUDITED) AND FEBRUARY 29, 2024 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended February 28, 2025	Three months ended February 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,391)	$(3,702)

Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation expenses	153	128
Changes in operating assets and liabilities:
Prepayments and deposit	3,277	53
Accounts receivable	(3,500)	-
Accrued liabilities	(6,400)	(650)
Amount due from/to a shareholder	3,864	6,629
Deferred revenue	2,300	600
Net cash (used in)/provided by operating activities	$(9,697)	$3,058

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	$-	$(729)
Net cash used in investing activity	$-	$(729)

Effect of exchange rate changes on cash and cash equivalents	$(418)	$-

Net increase in cash and cash equivalents	$(10,115)	$2,329
Cash and cash equivalents, beginning of period	10,341	7,319

CASH AND CASH EQUIVALENTS, END OF PERIOD	$226	$9,648

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

 The accompanying notes are an integral part of these financial statements.

HUINENG TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2025 (UNAUDITED)

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

On January 21, 2025, the Company’s Board of Directors approved changing the corporate name from Aceztech Corporation to Huineng Technology Corporation (herein referred as the “Name Change”) and approved the application for a new stock symbol (herein referred as the “Symbol Change”). On the same day, the Company filed an Issuer Company-Related Action Notification Form with Financial Industry Regulatory Authority (herein referred as “FINRA”) to request effectiveness of the Name Change and Symbol Change.

On February 14, 2025, FINRA announced that the Name Change and Symbol Change would be made effective in the marketplace as of market open on February 18, 2025. Additionally, FINRA approved the Company’s request to change its stock symbol from “ACZT” to “HNIT”.

On February 20, 2025, our sole director and officer, Kae Ren Tee resigned his positions as Director, President, Chief Executive Officer, Secretary and Treasurer of the Company. Upon such resignations, Mr. Guoxiang Ao was appointed as the new President, Chief Executive Officer, Secretary, Treasurer and Director of the Company.

Huineng Technology Corporation is headquartered in Kuala Lumpur, Malaysia (herein referred as “Malaysia”). We primarily provide website related services including website development, website design and website maintenance to companies and individual customers in Malaysia and Hong Kong. Our mission is to serve as a trusted partner on our customers’ digital journeys.

The Company’s executive office is located at 33-01, 33rd Floor, Menara Keck Seng, 203 Jalan Bukit Bintang, 55100 Kuala Lumpur, Malaysia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements for Huineng Technology Corporation for the period ended February 28, 2025 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted November 30 as its fiscal year end.

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

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company records revenue upon the delivery of the finalized website service to the customer.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the three months ended February 28, 2025	For the three months ended February 29, 2024

Period-end MYR : US$1 exchange rate	4.46	4.75
Period-average MYR : US$1 exchange rate	4.46	4.69

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

Segment Reporting

The Company follows the guidance of ASC 280, “Segment Reporting”, which establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. For the three months ended February 28, 2025, the Company has three reportable segments based on business unit, website development, website design and website maintenance services business and two reportable segments based on country, Malaysia and Hong Kong. The Company also adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

Recently issued and adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company already adopted this ASU on its consolidated financial statements and related disclosures.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended February 28, 2025, the Company incurred a net loss of $9,391 and used cash in operating activities of $9,697. As of February 28, 2025, the Company had an accumulated deficit of $54,135.

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

4. PREPAYMENTS AND DEPOSIT

	As of February 28, 2025 (Unaudited)	As of November 30, 2024 (Audited)

Prepaid expenses	5,114	8,391
Rental deposit	63	63
Total	$5,177	$8,454

Prepaid expenses as of February 28, 2025 and November 30, 2024 represent the payments made for Edgar filing fee, stock storage and registrar fee, OTC fee, and virtual office rental fee. The rental deposit represents the deposit of the virtual office tenancy agreement.

5. PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following as of February 28, 2025 and November 30, 2024:

	As of February 28, 2025 (Unaudited)	As of November 30, 2024 (Audited)

Office equipment	$3,062	$3,062
Less: accumulated depreciation	(897)	(744)
Plant and equipment, net	$2,165	$2,318

Depreciation expense for the period ended February 28, 2025 and November 30, 2024 was $153 and $588 respectively.

6. AMOUNT DUE FROM/TO A SHAREHOLDER

As of February 28, 2025, the Company has an outstanding amount due from a shareholder, in aggregate amount of $16,972, which is unsecured and non-interest bearing with no fixed terms of repayment.

As of November 30, 2024, the Company has an outstanding amount due to a shareholder, in aggregate amount of $18,164, which is unsecured and non-interest bearing with no fixed terms of repayment.

7. ACCRUED LIABILITIES

As of February 28, 2025 and November 30, 2024, the Company has other accruals of $3,100 and $9,500 respectively which comprise of outstanding audit fees.

8. DEFERRED REVENUE

As of February 28, 2025 and November 30, 2024, the Company has deferred revenue of $5,300 and $3,000 respectively which consist of website development, design and maintenance fees received in advance from customers but have yet to provide the service.

9. SHAREHOLDERS’ EQUITY

On August 15, 2023, upon the incorporation of the Company, Kae Ren Tee, subscribed 4,000,000 shares of common stock at par value of $0.001 per share for a total subscription value of $4,000.

On July 11, 2024, the Company issued 1,545,000 shares of common stock being sold at $0.02 per share for a total of $30,900 through initial public offering.

On February 21, 2025, the Company issued 39,000,000 shares of common stock being subscribed by Kae Ren Tee at par value of $0.001 per share for a total subscription value of $39,000.

As of February 28, 2025, the Company has 44,545,000 shares of common stock issued and outstanding.

The Company has 75,000,000 shares of commons stock authorized.

10. INCOME TAX

The loss from operation before income taxes of the Company for the three months ended February 28, 2025 and February 29, 2024 were comprised of the following:

	For the three months ended February 28, 2025	For the three months ended February 29, 2024
Tax jurisdictions from:
– Local	$(9,391)	(3,702)

Foreign, representing
– Malaysia	-	-
Loss from operation before income tax	$(9,391)	$(3,702)

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of February 28, 2025, the operations in the United States of America incurred $53,373 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2045, if unutilized. The Company has provided for a full valuation allowance of approximately $11,208 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Aceztech Sdn. Bhd. are subject to the Malaysia Corporate Tax Laws at a two-tier corporate income tax rate based on amount of paid-up capital. For the year 2025, a company with a paid-up capital of MYR 2,500,000 (approximately $560,538) or less, and which is owned by a foreign company with more than 20% shareholding, is subject to the standard corporate tax rate of 24%.

As of February 28, 2025, the operations in Malaysia generated $762 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $183 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of February 28, 2025 and November 30, 2024:

	As of February 28, 2025	As of November 30, 2024
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$11,208	$9,236
– Malaysia	183	114
Less: valuation allowance	(11,391)	(9,350)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $11,391 as of February 28, 2025.

11. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended February 28, 2025, there were four customers who accounted for more than 10% of the Company’s revenues. The customer who accounted for more than 10% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the three months ended February 28, 2025
	Revenue	Percentage of Revenue	Accounts receivable
Customer A	$300	25%	$-
Customer B	300	25%	-
Customer C	300	25%	-
Customer D	300	25%	-
Total	$1,200	100%	$-

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

12. SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has three reportable segments based on business unit, website development, website design and website maintenance services business and two reportable segments based on country, Malaysia and Hong Kong.

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

	For the Three Months Ended and As of February 28, 2025
By Business Unit	Website Maintenance	Total
Revenue	$1,200	$1,200

Cost of revenue	-	-
General and administrative expenses	(10,591)	(10,591)

Loss from operations	(9,391)	(9,391)

Total assets	$28,040	$28,040
Capital expenditure	$-	$-

	For the Three Months Ended and As of February 28, 2025
By Country	Hong Kong	Malaysia	Total
Revenue	$900	$300	$1,200

Cost of revenue	-	-	-
General and administrative expenses	-	(10,591)	(10,591)

Loss from operations	900	(10,291)	(9,391)

Total assets	$-	$28,040	$28,040
Capital expenditure	$-	$-	$-

	For the Three Months Ended and As of February 29, 2024
By Business Unit	Website Development	Website Design	Website Maintenance	Total
Revenue	$4,000	$2,000	$600	$6,600

Cost of revenue	-	-	-	-
General and administrative expenses	(6,244)	(3,122)	(936)	(10,302)

Loss from operations	(2,244)	(1,122)	(336)	(3,702)

Total assets	$7,655	$3,828	$1,148	$12,631
Capital expenditure	$442	$221	$66	$729

	For the Three Months Ended and As of February 29, 2024
By Country	Hong Kong	Malaysia	Total
Revenue	$6,000	$600	$6,600

Cost of revenue	-	-	-
General and administrative expenses	(105)	(10,197)	(10,302)

Loss from operations	5,895	(9,597)	(3,702)

Total assets	$-	$12,631	$12,631
Capital expenditure	$-	$729	$729

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after February 28, 2025 up through the date the Company issued the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated January 23, 2025, for the year ended November 30, 2024 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

On January 21, 2025, the Company’s Board of Directors approved changing the corporate name from Aceztech Corporation to Huineng Technology Corporation (herein referred as the “Name Change”) and approved the application for a new stock symbol (herein referred as the “Symbol Change”). On the same day, the Company filed an Issuer Company-Related Action Notification Form with Financial Industry Regulatory Authority (herein referred as “FINRA”) to request effectiveness of the Name Change and Symbol Change.

On February 14, 2025, FINRA announced that the Name Change and Symbol Change would be made effective in the marketplace as of market open on February 18, 2025. Additionally, FINRA approved the Company’s request to change its stock symbol from “ACZT” to “HNIT”.

On February 20, 2025, our sole director and officer, Kae Ren Tee resigned his positions as Director, President, Chief Executive Officer, Secretary and Treasurer of the Company. Upon such resignations, Mr. Guoxiang Ao was appointed as the new President, Chief Executive Officer, Secretary, Treasurer and Director of the Company.

Huineng Technology Corporation is headquartered in Kuala Lumpur, Malaysia (herein referred as “Malaysia”). We primarily provide website related services including website development, website design and website maintenance to companies and individual customers in Malaysia and Hong Kong. Our mission is to serve as a trusted partner on our customers’ digital journeys.

The Company’s executive office is located at 33-01, 33rd Floor, Menara Keck Seng, 203 Jalan Bukit Bintang, 55100 Kuala Lumpur, Malaysia.

Results of operations

Three months ended February 28, 2025 and February 29, 2024

Revenues

For the three months ended February 28, 2025, the Company generated revenue in the amount of $1,200.

For the three months ended February 29, 2024, the Company generated revenue in the amount of $6,600.

The revenue generated was from the Company providing website development, design and maintenance services to the customers.

General and Administrative Expenses

For the three months ended February 28, 2025, the Company had general and administrative expenses in the amount of $10,591. These were primarily comprised of audit fees, stock and registrar fees, OTC fee, other professional fees and service tax.

For the three months ended February 29, 2024, the Company had general and administrative expenses in the amount of $10,302. These were primarily comprised of legal service fee, audit fees, service tax and bank charges.

Net Loss

For the three months ended February 28, 2025, the Company has incurred a net loss of $9,391.

For the three months ended February 29, 2024, the Company has incurred a net loss of $3,702.

Liquidity and Capital Resources

Cash Used in/Provided by Operating Activities

Net cash used in operating activities was $9,697 for the three months ended February 28, 2025. The cash used in operating activities was attributable to net loss, increase in accounts receivable, increase in the amount due from a shareholder, and decrease in accrued liabilities contra by depreciation expenses, decrease in prepayments and deposit, and increase in deferred revenue.

Net cash provided by operating activities was $3,058 for the three months ended February 29, 2024. The cash provided by operating activities was attributable to depreciation expenses, decrease in prepayments and deposit, increase in the amount due to a shareholder, increase in deferred revenue contra by net loss and decrease in accrued liabilities.

Cash Used in Investing Activity

For the three months ended February 28, 2025, the Company did not generate nor used any cash in investing activity.

For the three months ended February 29, 2024, the Company used $729 in investing activity, which was primarily attributable to the purchase of plant and equipment. Specifically, the equipment purchased was office equipment.

Cash Provided by Financing Activity

For the three months ended February 28, 2025, the Company received $39,000 from financing activities primarily from issuance of shares of common stock pursuant to subscription by a shareholder on February 21, 2025.

For the three months ended February 29, 2024, the Company did not generate nor used any cash in financing activity.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Policies

Recent accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company already adopted this ASU on its consolidated financial statements and related disclosures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of February 28, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of February 28, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended February 28, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended February 28, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, at the location of Kuala Lumpur, Malaysia, on April 14, 2025.

Huineng Technology Corporation

By:	/s/ Guoxiang Ao
Name:	Guoxiang Ao
Title:	Chief Executive Officer, Chief Financial Officer, Director
Date:	April 14, 2025

-8-