Form 10-Q
period 2025-05-31
Huineng Technology Corp
filed 2025-07-14
CIK 1994373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2025

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on July 14, 2025
Common Stock, $0.001 par value	44,545,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HUINENG TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MAY 31, 2025 (UNAUDITED) AND NOVEMBER 30, 2024 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of May 31, 2025	As of November 30, 2024
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,442	$10,341
Amount due from a shareholder	289	-
Prepayments and deposit	7,347	8,454
TOTAL CURRENT ASSETS	16,078	18,795

NON-CURRENT ASSET
Plant and equipment, net	2,012	2,318
TOTAL NON-CURRENT ASSET	2,012	2,318

TOTAL ASSETS	$18,090	$21,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	3,100	9,500
Amount due to a shareholder	-	18,164
Deferred revenue	6,900	3,000
TOTAL CURRENT LIABILITIES	10,000	30,664

TOTAL LIABILITIES	$10,000	$30,664

SHAREHOLDERS’ EQUITY
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 44,545,000 and 5,545,000 as of May 31, 2025 and November 30, 2024, respectively	$44,545	$5,545
Additional paid-in capital	29,355	29,355
Accumulated deficit	(65,780)	(44,744)
Other comprehensive (loss)/income	(30)	293
TOTAL SHAREHOLDERS’ EQUITY/(DEFICIT)	$8,090	$(9,551)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,090	$21,113

The accompanying notes are an integral part of these financial statements.

HUINENG TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2025 AND 2024 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended May 31, 2025	Three months ended May 31, 2024	Six months ended May 31, 2025	Six months ended May 31, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$3,400	$6,900	$4,600	$13,500

COST OF REVENUE	-	-	-	-

GROSS PROFIT	$3,400	$6,900	$4,600	$13,500

GENERAL AND ADMINISTRATIVE EXPENSES	(15,836)	(10,496)	(26,427)	(20,798)

LOSS FROM OPERATION BEFORE INCOME TAX	$(12,436)	$(3,596)	$(21,827)	$(7,298)

OTHER INCOME	791		791

INCOME TAX EXPENSES	-	-	-	-

NET LOSS	$(11,645)	$(3,596)	$(21,036)	$(7,298)

OTHER COMPREHENSIVE GAIN/(LOSS)	95	-	(323)	-

TOTAL COMPREHENSIVE LOSS	$(11,550)	$(3,596)	$(21,359)	$(7,298)

NET LOSS PER SHARE- BASIC AND DILUTED	(0.0002)	(0.0009)	(0.0008)	(0.0018)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	44,545,000	4,000,000	26,856,475	4,000,000

The accompanying notes are an integral part of these financial statements.

HUINENG TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2025 AND 2024 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	COMMON STOCK		ADDITIONAL		ACCUMULATED
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	TOTAL EQUITY
Balance as of November 30, 2024	5,545,000	$5,545	$29,355	$(44,744)	$293	$(9,551)
Issuance of share	39,000,000	39,000	-	-	-	39,000
Net loss	-	-	-	(9,391)	-	(9,391)
Foreign currency translation	-	-	-	-	(418)	(418)
Balance as of February 28, 2025	44,545,000	44,545	29,355	(54,135)	(125)	19,640
Net loss	-	-	-	(11,645)	-	(11,645)
Foreign currency translation	-	-	-	-	95	95
Balance as of May 31, 2025	44,545,000	44,545	29,355	(65,780)	(30)	8,090

	COMMON STOCK		SHARE APPLICATION MONEY
	Number of shares	Amount	PENDING ALLOTMENT	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of August 15, 2023 (Date of Inception)	-	$-	$-	$-	$-
Issuance of share capital, founder’s shares	4,000,000	4,000	-	-	4,000
Net loss	-	-	-	(5,520)	(5,520)
Balance as of November 30, 2023	4,000,000	4,000	-	(5,520)	(1,520)

Net loss	-	-	-	(3,702)	(3,702)
Balance as of February 29, 2024	4,000,000	4,000	-	(9,222)	(5,222)
Share application money pending allotment	-	-	900	-	900
Net loss	-	-	-	(3,596)	(3,596)
Balance as of May 31, 2024	4,000,000	4,000	900	(12,818)	(7,918)

The accompanying notes are an integral part of these financial statements.

HUINENG TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2025 AND 2024 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Six months ended May 31, 2025	Six months ended May 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,036)	$(7,298)

Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation expenses	306	281
Changes in operating assets and liabilities:
Prepayments and deposit	1,108	(4,058)
Accounts receivable	-	(7,200)
Accrued liabilities	(6,400)	(650)
Amount due to a director	-	12,429
Amount due from a shareholder	20,538	-
Deferred revenue	3,900	900
Net cash used in operating activities	$(1,584)	$(5,596)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	$-	$(729)
Net cash used in investing activity	$-	$(729)

CASH FLOWS FROM FINANCING ACTIVITY:
Share application money pending allotment	-	900

Net cash provided by financing activity	$-	$900

Effect of exchange rate changes on cash and cash equivalents	$(315)	$-

Net decrease in cash and cash equivalents	$(1,899)	$(5,425)
Cash and cash equivalents, beginning of period	10,341	7,319

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,442	$1,894

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

HUINENG TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2025 (UNAUDITED)

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

On April 9, 2025, the Company has decided to dissolve its wholly owned subsidiary, Aceztech Sdn. Bhd. As a result, Aceztech Sdn. Bhd. is being deconsolidated in the Company’s financial statements.

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

The Company’s executive office is located at 33-01, 33rd Floor, Menara Keck Seng, 203 Jalan Bukit Bintang, 55100 Kuala Lumpur, Malaysia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements for Huineng Technology Corporation for the period ended May 31, 2025 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted November 30 as its fiscal year end.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the Six months ended May 31, 2025	For the Six months ended May 31, 2024

Period-end MYR : US$1 exchange rate	4.2568	4.7073
Period-average MYR : US$1 exchange rate	4.3986	4.7107

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

Segment Reporting

The Company follows the guidance of ASC 280, “Segment Reporting”, which establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. For the six months ended May 31, 2025, the Company has three reportable segments based on business unit, website development, website design and website maintenance services business and two reportable segments based on country, Malaysia and Hong Kong. The Company also adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

Recently issued accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about the reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The standard can be applied prospectively or retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statement disclosures.

In March 2025, the FASB issued ASU 2025-02, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122, which removes certain SEC guidance related to obligations to safeguard crypto-assets. The Company does not engage in activities involving crypto-assets; therefore, the adoption of this ASU is not expected to have a material impact on its financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended May 31, 2025, the Company incurred a net loss of $21,036 and used cash in operating activities of $1,584. As of May 31, 2025, the Company had an accumulated deficit of $65,780.

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

4. PREPAYMENTS AND DEPOSIT

	As of May 31, 2025 (Unaudited)	As of November 30, 2024 (Audited)

Prepaid expenses	7,284	8,391
Rental deposit	63	63
Total	$7,347	$8,454

Prepaid expenses as of May 31, 2025 and November 30, 2024 represent the payments made for Edgar filing fee, stock storage and registrar fee, OTC fee, and virtual office rental fee. The rental deposit represents the deposit of the virtual office tenancy agreement.

5. PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following as of May 31, 2025 and November 30, 2024:

	As of May 31, 2025 (Unaudited)	As of November 30, 2024 (Audited)

Office equipment	$3,062	$3,062
Less: accumulated depreciation	(1,050)	(744)
Plant and equipment, net	$2,012	$2,318

Depreciation expense for the period ended May 31, 2025 and November 30, 2024 was $306 and $588 respectively.

6. AMOUNT DUE FROM/TO A SHAREHOLDER

As of May 31, 2025, the Company has an outstanding amount due from a shareholder, in aggregate amount of $289, which is unsecured and non-interest bearing with no fixed terms of repayment.

As of November 30, 2024, the Company has an outstanding amount due to a shareholder, in aggregate amount of $18,164, which is unsecured and non-interest bearing with no fixed terms of repayment.

7. ACCRUED LIABILITIES

As of May 31, 2025 and November 30, 2024, the Company has other accruals of $3,100 and $9,500 respectively which comprise of outstanding audit fees.

8. DEFERRED REVENUE

As of May 31, 2025 and November 30, 2024, the Company has deferred revenue of $6,900 and $3,000 respectively which consist of website development, design and maintenance fees received in advance from customers but have yet to provide the service.

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

As of May 31, 2025, the Company has 44,545,000 shares of common stock issued and outstanding.

The Company has 75,000,000 shares of commons stock authorized.

10. INCOME TAX

The loss from operation before income taxes of the Company for the six months ended May 31, 2025 and May 31, 2024 were comprised of the following:

	For the six months ended May 31, 2025	For the six months ended May 31, 2024
Tax jurisdictions from:
– Local	$(21,827)	(7,298)

Foreign, representing
– Malaysia	-	-
Loss from operation before income tax	$(21,827)	$(7,298)

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of May 31, 2025, the operations in the United States of America incurred $65,780 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2045, if unutilized. The Company has provided for a full valuation allowance of approximately $13,814 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	As of May 31, 2025	As of November 30, 2024
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$13,814	$9,236
– Malaysia	-	114
Less: valuation allowance	(13,814)	(9,350)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $13,814 as of May 31, 2025.

11. CONCENTRATIONS OF RISK

Customer Concentration

For the six months ended May 31, 2025, there were four customers who accounted for more than 10% of the Company’s revenues. The customer who accounted for more than 10% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the six months ended May 31, 2025
	Revenue	Percentage of Revenue	Accounts receivable
Customer C	$600	13%	$-
Customer D	600	13%	-
Customer E	600	13%	-
Customer F	2,500	54%	-
Total	$4,300	93%	$-

For the six months ended May 31, 2024, there were two customers who accounted for more than 10% of the Company’s revenues. The customer who accounted for more than 10% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the six months ended May 31, 2024
	Revenue	Percentage of Revenue	Accounts receivable
Customer A	$6,300	47%	$-
Customer B	6,000	44	-
Total	$12,300	91%	$-

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

	For the Six Months Ended and As of May 31, 2025
By Business Unit	Website Development	Website Maintenance	Total
Revenue	$2,300	$2,300	$4,600

Cost of revenue	-	-	-
General and administrative expenses	(13,214)	(13,213)	(26,427)

Loss from operations	(10,914)	(10,913)	(21,827)

Total assets	$9,045	$9,045	$18,090
Capital expenditure	$-	$-	$-

	For the Six Months Ended and As of May 31, 2025
By Country	Hong Kong	Malaysia	Total
Revenue	$4,000	$600	$4,600

Cost of revenue	-	-	-
General and administrative expenses	(22,980)	(3,447)	(26,427)

Loss from operations	(18,980)	(2,847)	(21,827)

Total assets	$-	$18,090	$18,090
Capital expenditure	$-	$-	$-

	For the Six Months Ended and As of May 31, 2024
By Business Unit	Website Development	Website Design	Website Maintenance	Total
Revenue	$8,000	$4,000	$1,500	$13,500

Cost of revenue	-	-	-	-
General and administrative expenses	(12,325)	(6,163)	(2,310)	(20,798)

Loss from operations	(4,325)	(2,163)	(810)	(7,298)

Total assets	$9,502	$4,751	$1,782	$16,035
Capital expenditure	$432	$216	$81	$729

	For the Six Months Ended and As of May 31, 2024
By Country	Hong Kong	Malaysia	Total
Revenue	$12,300	$1,200	$13,500

Cost of revenue	-	-	-
General and administrative expenses	(105)	(20,693)	(20,798)

Gain/(Loss) from operations	12,195	(19,493)	(7,298)

Total assets	$-	$16,035	$16,035
Capital expenditure	$-	$729	$729

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after May 31, 2025 up through the date the Company issued the financial statements.

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

On April 9, 2025, the Company has decided to dissolve its wholly owned subsidiary, Aceztech Sdn. Bhd. As a result, Aceztech Sdn. Bhd. is being deconsolidated in the Company’s financial statements.

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

The Company’s executive office is located at 33-01, 33rd Floor, Menara Keck Seng, 203 Jalan Bukit Bintang, 55100 Kuala Lumpur, Malaysia.

Results of operations

Three months ended May 31, 2025 and May 31, 2024

Revenues

For the three months ended May 31, 2025, the Company generated revenue in the amount of $3,400.

For the three months ended May 31, 2024, the Company generated revenue in the amount of $6,900.

The revenue generated was from the Company providing website development, design and maintenance services to the customers.

General and Administrative Expenses

For the three months ended May 31, 2025, the Company had general and administrative expenses in the amount of $15,836. These were primarily comprised of audit fees, stock and registrar fees, OTC fee, other professional fees and service tax.

For the three months ended May 31, 2024, the Company had general and administrative expenses in the amount of $10,496. These were primarily comprised of legal service fee, audit fees, service tax and bank charges.

Net Loss

For the three months ended May 31, 2025, the Company has incurred a net loss of $11,645.

For the three months ended May 31, 2024, the Company has incurred a net loss of $3,596.

Six months ended May 31, 2025 and May 31, 2024

Revenues

For the six months ended May 31, 2025, the Company generated revenue in the amount of $4,600.

For the six months ended May 31, 2024, the Company generated revenue in the amount of $13,500.

The revenue generated was from the Company providing website development, design and maintenance services to the customers.

General and Administrative Expenses

For the six months ended May 31, 2025, the Company had general and administrative expenses in the amount of $26,427. These were primarily comprised of audit fees, stock and registrar fees, OTC fee, other professional fees and service tax.

For the six months ended May 31, 2024, the Company had general and administrative expenses in the amount of $20,798. These were primarily comprised of legal service fee, audit fees, service tax and bank charges.

Net Loss

For the six months ended May 31, 2025, the Company has incurred a net loss of $21,036.

For the six months ended May 31, 2024, the Company has incurred a net loss of $7,298.

Liquidity and Capital Resources

Cash Used in/Provided by Operating Activities

Net cash used in operating activities was $1,584 for the six months ended May 31, 2025. The cash used in operating activities was attributable to net loss, decrease in accrued liabilities contra by depreciation expenses, decrease in prepayments and deposit, decrease in amount due from a shareholder and increase in deferred revenue.

Net cash used in operating activities was $5,596 for the six months ended May 31, 2024. The cash used in operating activities was attributable to net loss, increase in accounts receivable, increase in prepayment and deposit and decrease in accrued liabilities contra by depreciation expenses, increase in the amount due to our sole director and increase in deferred revenue.

Cash Used in Investing Activity

For the six months ended May 31, 2025, the Company did not generate nor used any cash in investing activity.

For the six months ended May 31, 2024, the Company used $729 in investing activity, which was primarily attributable to the purchase of plant and equipment. Specifically, the equipment purchased was office equipment.

Cash Provided by Financing Activity

For the six months ended May 31, 2025, the Company did not generate nor used any cash in financing activity.

For the six months ended May 31, 2024, the Company generated $900 in financing activity, which was attributable to the share application money pending allotment resulted from the shares subscription by an investor.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Policies

Recent accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about the reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The standard can be applied prospectively or retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statement disclosures.

In March 2025, the FASB issued ASU 2025-02, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122, which removes certain SEC guidance related to obligations to safeguard crypto-assets. The Company does not engage in activities involving crypto-assets; therefore, the adoption of this ASU is not expected to have a material impact on its financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of May 31, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of May 31, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of May 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended May 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended May 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, at the location of Kuala Lumpur, Malaysia, on July 14, 2025.

Huineng Technology Corporation

By:	/s/ Guoxiang Ao
Name:	Guoxiang Ao
Title:	Chief Executive Officer, Chief Financial Officer, Director
Date:	July 14, 2025

-8-