Form 10-K
period 2025-11-30
Huineng Technology Corp
filed 2026-02-27
CIK 1994373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended November 30, 2025

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

Flat 6, 15/F, Bell House 525-543 Nathan Road, Yau Ma Tei, Kowloon, Hong Kong.
Address of principal executive offices, including zip code

(+852)6263 3859
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

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2026
Common Stock, $0.001 par value	44,545,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

HUINENG TECHNOLOGY CORPORATION

FORM 10-K

For the Fiscal Year Ended November 30, 2025

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” “our,” or “Huineng” are references to Huineng Technology Corporation, a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $0.001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

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

Huineng Technology Corporation is currently headquartered in Kowloon, Hong Kong (herein referred as “Hong Kong”). We primarily provide application and website related services including application and website development, website design and website maintenance to companies and individual customers in Malaysia and Hong Kong. Our mission is to serve as a trusted partner on our customers’ digital journeys.

The Company’s executive office is located at Flat 6, 15/F, Bell House 525-543 Nathan Road, Yau Ma Tei, Kowloon, Hong Kong.

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

Huineng Technology Corporation is currently headquartered in Kowloon, Hong Kong (herein referred as “Hong Kong”). We primarily provide application and website related services including application and website development, website design and website maintenance to companies and individual customers in Malaysia and Hong Kong. Our mission is to serve as a trusted partner on our customers’ digital journeys.

Huineng Technology Corporation is positioned as an organization dedicated to achieving success in the application and website development industry in Hong Kong. The company currently specializes in various digital services, including application and website development, design, and maintenance. In response to the expanding entrepreneurial landscape, our aim is to translate clients’ ideas into impactful online ventures, facilitating effective communication of their business messages to target online audiences.

Application and website development or application and website creation is at the core of our services. We collaborate closely with clients to design and build custom applications and websites. Our process involves in-depth consultation (conducted online remotely or physically at our office location) to understand the client’s goals, target audience, and unique requirements. We aim to craft user-friendly, visually appealing, highly functional and responsive websites that not only showcase the client’s brand but also provide a seamless user experience. Our application and website development services primarily encompass informative corporate applications and websites, spanning across various sectors, including product manufacturing and service offerings.

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

The Company has delivered the primary services, comprised of application and website development and website design, to two customers at this time, and has entered into an agreement to provide ongoing website maintenance services, which will be renewed on an annual basis, to both customers. Our two significant customers are unrelated parties. Each customer is based in Malaysia, with one operating in the food and beverage industry, and the other providing an online reading platform. The term and termination provisions of the agreement are: “This Agreement shall be effective as of the Effective Date and shall remain in force unless otherwise terminated as provided herein. Client may, at its sole discretion, terminate any or all work outstanding, or any portion thereof, immediately upon written notice. Upon receipt of notice of such termination, Company shall inform Client of the extent to which performance has been completed through such date. The full amount of service fee collected by Company would not be refunded upon termination. Company may not terminate any work under this Agreement without prior written consent of Client. In the event of any termination of this Agreement, all obligations and responsibilities of Company shall survive and continue in effect and shall inure to the benefit of and be binding upon the parties and their legal representatives, heirs, successors, and assigns. The termination of any provision of this Agreement shall not excuse a prior breach of that provision.”

Marketing

In order to boost our brand and attract more clients, we have set up our website at https://www.hnit.tech/index.html to showcase our company and services. We are also using search engine marketing to help more clients reach our website. We believe client referrals are a highly effective and cost-efficient way for us to acquire new clients. In addition, we intend to engage in online paid advertisements to boost our brand recognition while continuing to improve client satisfaction to encourage our word-of-mouth referrals.

Additionally, we plan to leverage our Director’s personal networks and social connections to expand our marketing efforts. Finally, we have plans to promote our company through social networking websites.

It is important to note that the specific details of our marketing strategies are still being developed, and we do not have a definitive timeline for their completion. As a result, all our marketing initiatives are still in the planning phase.

Competition

The application and website development industry is currently undergoing a significant transformation, characterized by intense competition and fragmentation. We anticipate that competition will only intensify in the future. The barriers to entry in this industry are relatively low, resulting in a saturated market filled with a diverse array of providers. These range from freelancers and small agencies to large web development firms. Consequently, clients have numerous options to choose from, creating a highly competitive landscape.

The application and website development industry continually evolves, with new technologies, frameworks, and tools emerging regularly. Staying competitive often requires investing in ongoing learning and adapting to industry trends. We believe that many of our competitors possess significantly greater resources than we do. Furthermore, this industry faces global competition, as application and website development services can be provided remotely. This allows clients to hire talent from around the world, enabling developers and agencies from different countries to compete for the same projects.

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

Employees

As of November 30, 2025, Huineng Technology Corporation has one employee, our President and sole director, Mr. Guoxiang Ao. Currently, Mr. Ao is dedicating up to 30 hours per week to our business, but he is prepared to commit more time if necessary. Our company plans to expand, and we aim to employ six individuals by the end of 2026. These new hires will be distributed across various roles, with one employee focusing on management and administration, another on marketing, and four professionals specializing in application development, website development, design, and maintenance services. It is our priority to hire individuals with industry-recognized qualifications, primarily recruited from reputable institutions in the information technology sector, and possessing an average of approximately 5 years of industry experience. It should be noted that the aforementioned plans are in development, and the Company may explore the feasibility of outsourcing certain operations to third parties, rather than to future employees, depending upon the Company’s circumstances at such time.

At this point, we do not offer pension, health, annuity, insurance, stock options, profit-sharing, or similar benefit plans. However, we may consider adopting such plans in the future. Presently, there are no personal benefits available to our employee, Officer, and/or Director. We are committed to building a strong team and developing our business as we move forward.

Government Regulations

Huineng Technology Corporation primarily offers application and website development, and website maintenance services. We operate under the jurisdiction of Malaysian laws and regulations, which govern and regulate our business activities with certain countries and individuals. To the best of our knowledge, we are not required to obtain any licenses, except for potential business registration licenses in jurisdictions where we plan to operate. The legal landscape for internet-based businesses is evolving rapidly and is often characterized by ambiguity which encompasses data privacy and security, pricing, advertising, content regulation and intellectual property. We are subject to several local and foreign privacy and data protection laws. Regulatory bodies worldwide have either adopted or proposed requirements related to the collection, distribution, use, security and storage of personal information or other confidential information of individuals.

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

ITEM 1C. CYBERSECURITY

Our organization prioritizes cybersecurity risk management, with leadership actively assessing and overseeing these risks. Our internal protocols require that significant cybersecurity risks be escalated to executive leadership, as well as to relevant management responsible for preventing, detecting, mitigating, and addressing cybersecurity incidents. These protocols ensure consistent and effective incident response, setting standards for internal notification and escalation. Additionally, they outline guidelines for external notifications, including disclosures to state or federal agencies or affected customers in the event of a cybersecurity incident. This structured framework supports our commitment to strong cybersecurity governance and risk management practices.

As of November 30, 2025, the Company has not identified any cybersecurity threats, including previous incidents, that have materially impacted our business strategy, results of operations, or financial condition. This assertion signifies our diligent efforts in managing and mitigating cybersecurity risks, contributing to the stability and continuity of our operations.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real estate or other properties. Our office is located at Flat 6, 15/F, Bell House 525-543 Nathan Road, Yau Ma Tei, Kowloon, Hong Kong.

At this time, the Company utilizes home office space of its shareholder at no cost. There is no agreement pertaining to utilizing the home office space of the shareholder, and the shareholder is free to discontinue providing the office space at any time and without notice. The Company does not own, rent, or lease any properties.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently quoted on the OTCID under the trading symbol “HNIT”.

Trading in stocks quoted on the OTCID is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be any liquidity for our common stock in the future.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2025	Highest Bid	Lowest Bid
First Quarter	$0.78	$0.13
Second Quarter	$2.00	$0.78
Third Quarter	$2.00	$2.00
Fourth Quarter	$2.00	$2.00

Holders

As of November 30, 2025, we have 32 shareholders on record of our common stock.

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

Recent Sales of Unregistered Securities

On February 21, 2025, Huineng Technology Corporation (the “Company”) entered into subscription agreement with one investor, Kae Ren Tee, subscribing 39,000,000 common shares. The investor agreed to subscribe 39,000,000 shares of the Company’s common stock with par value $0.001 per share, at a purchase price of $0.001 per share, in aggregate for cash consideration of $39,000.

As a result, the number of issued and outstanding share of common stock of the Company increased from pre-private placement 5,545,000 shares of common stock to post-private placement 44,545,000 shares of common stock.

In reference to the above, on February 21, 2025, the Company completed the issuance and sale of an aggregate of 39,000,000 common shares at a price of $0.001 per share with par value $0.001 per share in a private placement, pursuant to the Subscription Agreement dated as of February 21, 2025 between the Company and investor. The net proceeds to the Company amounted to $39,000 went directly to the Company as working capital.

On August 1, 2025, a Stock Purchase Agreement was entered into between Kae Ren Tee (the “Seller”) and Ping Li (the “Purchaser”), wherein the Purchaser purchased 32,140,000 shares of Common Shares at a price of $0.001 per share (the “Shares”), of Huineng Technology Corporation, a Nevada corporation (the “Company”). This transaction was financed through the Purchaser’s own capital. As a result, the Purchaser became an approximately 72.2% holder of the voting rights of the issued and outstanding shares of the Company, on a fully-diluted basis, and became the controlling shareholder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended November 30, 2025.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal year ended November 30, 2025 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section in Form S-1/A registration statement, filed on February 14, 2024, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

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

Huineng Technology Corporation is currently headquartered in Kowloon, Hong Kong (herein referred as “Hong Kong”). We primarily provide website related services including application and website development, website design and website maintenance to companies and individual customers in Malaysia and Hong Kong. Our mission is to serve as a trusted partner on our customers’ digital journeys.

The Company’s executive office is located at Flat 6, 15/F, Bell House 525-543 Nathan Road, Yau Ma Tei, Kowloon, Hong Kong.

Our cash and cash equivalents are $758 as of November 30, 2025. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and increase our current level of operations for the next twelve-month period, we require further funding.

For the year ended November 30, 2025, the Company incurred a net loss of $34,968 and used cash in operating activities of $55,784 and net cash provided by financing activities of $46,524. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of operations for the year ended November 30, 2025 and 2024

Revenues

For the year ended November 30, 2025, the Company has generated a revenue of $14,200.

For the year ended November 30, 2024, the Company has generated a revenue of $25,700.

The revenue generated was from the Company providing website development, design services and website maintenance to the customers.

General and Administrative Expenses

For the year ended November 30, 2025, the Company incurred general and administrative expenses of $49,959. These were primarily comprised of legal and professional fees, audit fees, stock and registrar fees and OTC fee.

For the year ended November 30, 2024, the Company had general and administrative expenses in the amount of $64,924. These were primarily comprised of legal and professional fees, company incorporation fees, and audit fees.

Net Loss

For the year ended November 30, 2025, the Company incurred a net loss of $34,968.

For the year ended November 30, 2024, the Company incurred a net loss of $39,224.

Liquidity and Capital Resources

The Company’s cash and cash equivalents has decreased by $9,583, from $10,341 as of November 30, 2024 to $758 as of November 30, 2025. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Cash Used in Operating Activities

For the year ended November 30, 2025, the Company has used $55,784 in operating activities, which was primarily attributable to net loss, increase in prepayments and deposit, decrease in the amount due to director and decrease in deferred revenue contra by depreciation expenses and increase in accrued liabilities and other payable.

For the year ended November 30, 2024, the Company has used $27,461 from operating activities, which was primarily attributable to net loss and increase in prepayment and deposit contra by depreciation expenses, increase in accrued liabilities, increase in the amount due to our sole director and increase in deferred revenue.

Cash Used in Investing Activity

For the year ended November 30, 2025, the Company did not generate nor used any cash in investing activity.

For the year ended November 30, 2024, the Company used $729 in investing activity, which was primarily attributable to the purchase of plant and equipment. Specifically, the equipment purchased was office equipment.

Cash Provided by Financing Activities

For the year ended November 30, 2025, the Company generated $46,524 in financing activity, which was attributable to advances from shareholder and issuance of shares of common stock.

For the year ended November 30, 2024, the Company generated $30,900 in financing activity primarily from issuance of shares of common stock pursuant to our initial public offering closing at July 11, 2024.

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of November 30, 2025.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of November 30, 2025, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of November 30, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2026.

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

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the year ended November 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

Name	Age	Positions and Offices
Guoxiang Ao	38	Chief Executive Officer, President, Treasurer, Secretary, Director

Guoxiang Ao – Chief Executive Officer, President, Secretary, Treasurer, Director

Mr. Guoxiang Ao is a Chinese citizen, aged 38. In 2009, Mr. Ao graduated with a Diploma in Civil Engineering from Central South University in the People’s Republic of China. He began his career as an architectural designer at the China Southwest Geological Exploration and Design Institute (Chongqing Branch) from 2010 to 2012, where he was involved in drafting the drawings and plans for buildings and infrastructure projects. In 2012, Mr. Ao resigned from this position and joined Chongqing Fengdu County Urban Construction Development Co., Ltd. as a development planner, where he worked from 2012 to 2015. His responsibilities included urban construction planning, project reporting and coordination. From 2015 to 2019, Mr. Ao worked as an entrepreneur in civil and water conservancy engineering, automotive, and beauty industries. His entrepreneurial journey spanned a diverse range of sectors, reflecting his adaptability and versatility in business ventures. Since 2019, he has served as a director at Shenzhen Zhongchuang Yunduan Information Technology Partnership (Limited Partnership), where he primarily manages and oversees the operations and development of the business related to information technology.

In February 2025, Mr. Ao serves as our Chief Executive Officer, President, Secretary, Treasurer, and Director.

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

At this time the Board of Directors, is comprised of only one individual, Mr. Guoxiang Ao, who reviews the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our sole director, Mr. Ao, believes that it is not necessary to have such committees, at this time, because he believes he can adequately perform the functions of such committees.

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

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer and Director, Guoxiang Ao, at the address appearing on the first page of this Form 10-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended November 30, 2025.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from November 30, 2024 to November 30, 2025:

Summary Compensation Table

Summary Compensation Table
Name and principal position (a)	Year ended November 30, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Guoxiang Ao, Chief Executive Officer, Chief Financial Officer and Director	2025	$-	-	-	-	-	-	-	$-

Summary Compensation Table
Name and principal position (a)	Year ended November 30, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Kae Ren Tee, Chief Executive Officer, Chief Financial Officer and Director	2024	$-	-	-	-	-	-	-	$-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of November 30, 2025, the Company has 44,545,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Guoxiang Ao Chief Executive Officer, Chief Financial Officer and Director	472,591	1%	-	-	1%
5% or Greater Shareholders
Ping Li	32,140,000	72%	-	-	72%
Ti Ping Yang	2,227,250	5%	-	-	5%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On August 15, 2023, we issued 4,000,000 shares of our common stock to Mr. Kae Ren Tee, our Former Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director in consideration of $4,000, or $0.001 per share.

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

As of November 30, 2023, our former sole director, Mr. Kae Ren Tee, advanced $5,124 to the Company, which is unsecured and non-interest bearing, and payable upon demand. Proceeds from the offering herein will not be used to repay the loan to Mr. Kae Ren Tee.

As of February 29, 2024, the former sole director of the Company advanced $11,753 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

As of May 31, 2024, the former sole director of the Company advanced $17,553 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

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

As of November 30, 2025, the shareholder of the Company advanced $24,207 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended November 30, 2025 and 2024. We have engaged JP Centurion & Partners PLT as our independent registered public accounting firm since November 1, 2023.

ACCOUNTING FEES AND SERVICES	2025	2024

Audit fees	$18,800	$18,800
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$18,800	$18,800

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Huineng Technology Corporation and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

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

Huineng Technology Corporation

Date: February 27, 2026	By:	/s/ Guoxiang Ao
Guoxiang Ao Chief Executive Officer, Chief Financial Officer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Guoxiang Ao	Chief Executive Officer, Chief Financial Officer, Director
Guoxiang Ao	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	February 27, 2026

Huineng Technology Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Huineng Technology Corporation

Flat 6, 15/F,

Bell House 525-543,

Nathan Road, Yau Ma Tei,

Kowloon, Hong Kong.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Huineng Technology Corporation and subsidiary (the ‘Company’) as of November 30, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for the year ended of November 30, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2025 and 2024, and the results of its operations and its cash flows for the year ended November 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the year ended November 30, 2025, the Company incurred a net loss of $34,968 and used cash in operating activities of $55,784. As of November 30, 2025, the Company had an accumulated deficit of $79,712 and a working capital deficit of $7,548. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has recorded USD25,700 revenue for the year ended November 30, 2024 and a deferred revenue of USD3,000 as of that date.

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
Kuala Lumpur, Malaysia
February 27, 2026

Item 1. Financial Statements

HUINENG TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF NOVEMBER 30, 2025 AND 2024

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

(AUDITED)

	As of November 30, 2025	As of November 30, 2024
	(Audited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$758	$10,341
Prepayments and deposit	10,153	8,454
TOTAL CURRENT ASSETS	10,911	18,795

NON-CURRENT ASSET
Plant and equipment, net	1,706	2,318
TOTAL NON-CURRENT ASSET	1,706	2,318

TOTAL ASSETS	$12,617	$21,113

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accrued liabilities and other payable	9,835	9,500
Amount due to a director	-	18,164
Amount due to a shareholder	7,524	-
Deferred revenue	1,100	3,000
TOTAL CURRENT LIABILITIES	18,459	30,664

TOTAL LIABILITIES	$18,459	$30,664

SHAREHOLDERS’ EQUITY
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 44,545,000 as of November 30, 2025 and 2024, respectively	$44,545	$5,545
Additional paid-in capital	29,355	29,355
Accumulated deficit	(79,712)	(44,744)
Other comprehensive income	(30)	293
TOTAL SHAREHOLDERS’ DEFICIT	$(5,842)	$(9,551)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,617	$21,113

See accompanying notes to consolidated financial statements.

HUINENG TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEAR ENDED NOVEMBER 30, 2025 AND 2024

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

(AUDITED)

	For the year ended November 30,	For the year ended November 30,
	2025	2024
REVENUE	$14,200	$25,700

COST OF REVENUE	-	-

GROSS PROFIT	$14,200	$25,700

GENERAL AND ADMINISTRATIVE EXPENSES	(49,959)	(64,924)

LOSS FROM OPERATION BEFORE INCOME TAX	$(35,759)	$(39,224)

OTHER INCOME	791	-

LOSS BEFORE INCOME TAX	$(34,968)	$(39,224)

INCOME TAX EXPENSES	-	-

NET LOSS	$(34,968)	$(39,224)

OTHER COMPREHENSIVE (LOSS)/INCOME	(323)	293

TOTAL COMPREHENSIVE LOSS	$(35,291)	$(38,931)

NET LOSS PER SHARE- BASIC AND DILUTED	(0.0010)	(0.0083)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	35,700,738	4,705,369

See accompanying notes to consolidated financial statements.

HUINENG TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED NOVEMBER 30, 2025 AND 2024

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

(AUDITED)

	COMMON STOCK		ADDITIONAL		OTHER	Total
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	Stockholders’ Equity
Balance as of November 30, 2024	5,545,000	$5,545	$29,355	$(44,744)	$293	$(9,551)
Issuance of share	39,000,000	39,000	-	-	-	39,000
Foreign currency translation	-	-	-	-	(323)	(323)
Net loss	-	-	-	(34,968)	-	(34,968)
Balance as of November 30, 2025	44,545,000	$44,545	$29,355	$(79,712)	$(30)	$(5,842)

	COMMON STOCK		ADDITIONAL		OTHER	Total
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	Stockholders’ Equity
Balance as of November 30, 2023	4,000,000	$4,000	$-	$(5,520)	$-	$(1,520)
Initial public offering	1,545,000	1,545	29,355	-	-	30,900
Foreign currency translation	-	-	-	-	293	293
Net loss	-	-	-	(39,224)	-	(39,224)
Balance as of November 30, 2024	5,545,000	$5,545	$29,355	$(44,744)	$293	$(9,551)

See accompanying notes to consolidated financial statements.

HUINENG TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2025 AND 2024

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

(AUDITED)

	Year ended November 30, 2025	Year ended November 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,968)	$(39,224)

Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation expenses	612	588
Changes in operating assets and liabilities:
Prepayments and deposit	(1,699)	(8,197)
Accrued liabilities and other payable	335	5,750
Amount due to a director	(18,164)	13,022
Deferred revenue	(1,900)	600

Net cash used in operating activities	$(55,784)	$(27,461)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	$-	$(729)

Net cash used in investing activity	$-	$(729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital	39,000	30,900
Amount due to a shareholder	7,524	-

Net cash provided by financing activities	$46,524	$30,900

Effect of exchange rate changes on cash and cash equivalents	$(323)	$312

Net (decrease)/increase in cash and cash equivalents	$(9,583)	$3,022
Cash and cash equivalents, beginning of year	10,341	7,319

CASH AND CASH EQUIVALENTS, END OF YEAR	$758	$10,341

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

HUINENG TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED NOVEMBER 30, 2025 AND 2024

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

Huineng Technology Corporation is currently headquartered in Kowloon, Hong Kong (herein referred as “Hong Kong”). We primarily provide application and website related services including application and website development, website design and website maintenance to companies and individual customers in Malaysia and Hong Kong. Our mission is to serve as a trusted partner on our customers’ digital journeys.

The Company’s executive office is located at Flat 6, 15/F, Bell House 525-543 Nathan Road, Yau Ma Tei, Kowloon, Hong Kong.

2. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended November 30, 2025, the Company incurred a net loss of $34,968, used cash in operating activities of $55,784, and a working capital deficit of $7,548. As of November 30, 2025, the Company had an accumulated deficit of $79,712.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements for Huineng Technology Corporation for the year ended November 30, 2025 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted November 30 as its fiscal year end.

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

Revenue Recognition

Revenue is generated through provision of application and website development and design services to customers. Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of November 30, 2025	As of November 30, 2024

Year-end MYR : US$1 exchange rate	4.13	4.44
Year-average MYR : US$1 exchange rate	4.30	4.57

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

Segment Reporting

The Company follows the guidance of ASC 280, “Segment Reporting”, which establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. For the year ended November 30, 2025, the Company has three reportable segments based on business unit, website development, website design and website maintenance services business and two reportable segments based on country, Malaysia and Hong Kong. The Company also adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

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

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which expands an existing scope exception under Topic 815 to exclude non-exchange-traded contracts where the underlying is based on the operations or activities specific to one of the contract parties. Adoption of the amendment allows for either the prospective or modified retrospective application and is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statement disclosures.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

4. PREPAYMENTS AND DEPOSIT

	As of November 30, 2025 (Audited)	As of November 30, 2024 (Audited)

Prepaid expenses	$10,090	$8,391
Rental deposit	63	63
Total	$10,153	$8,454

Prepaid expenses as of November 30, 2025 and 2024 represent the payments made for Edgar filing fee, stock storage and registrar fee, OTC fee, and virtual office rental fee. The rental deposit represents the deposit of the virtual office tenancy agreement.

5. PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following as of November 30, 2025 and 2024:

	As of November 30, 2025 (Audited)	As of November 30, 2024 (Audited)

Office equipment	$3,062	$3,062
Less: accumulated depreciation	(1,356)	(744)
Plant and equipment, net	$1,706	$2,318

Depreciation expense for the year ended November 30, 2025 and 2024 was $612 and $588 respectively.

6. ACCRUED LIABILITIES AND OTHER PAYABLE

As of November 30, 2025 and 2024, the Company has other accruals of $9,835 and $9,500 respectively which comprise of outstanding audit fees and transfer agent fees.

7. AMOUNT DUE TO A DIRECTOR

As of November 30, 2025 and 2024, the Company has $0 and $18,164 respectively, outstanding amount due to a director, which is unsecured and non-interest bearing with no fixed terms of repayment.

8. AMOUNT DUE TO A SHAREHOLDER

As of November 30, 2025 and 2024, the Company has an outstanding amount due to a shareholder, in aggregate amount of $7,524 and $0 respectively, which is unsecured and non-interest bearing with no fixed terms of repayment.

9. DEFERRED REVENUE

As of November 30, 2025 and 2024, the Company has deferred revenue of $1,100 and $3,000 respectively which consist of application development, website development, and maintenance fees received in advance from customers but have yet to provide the service.

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

As of November 30, 2025, the Company has 44,545,000 shares of common stock issued and outstanding.

The Company has 75,000,000 shares of commons stock authorized.

11. INCOME TAX

The loss from operation before income taxes of the Company for year ended November 30, 2025 and 2024 were comprised of the following:

	For the year ended November 30, 2025	For the year ended November 30, 2024
Tax jurisdictions from:
– Local	$(34,177)	(38,462)

Foreign, representing
– Malaysia	(791)	(762)
Loss from operation before income tax	$(34,968)	$(39,224)

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law. As of November 30, 2025, the operations in the United States of America incurred $79,712 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2045, if unutilized. The Company has provided for a full valuation allowance of approximately $16,740 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	As of November 30, 2025	As of November 30, 2024
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$16,740	$9,236
– Malaysia	-	114

Less: valuation allowance	(16,740)	(9,350)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $16,740 as of November 30, 2025.

12. CONCENTRATIONS OF RISK

Customer Concentration

For the year ended November 30, 2025, there were three customers who accounted for more than 10% of the Company’s revenues. The customer who accounted for more than 10% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the year ended November 30, 2025
	Revenue	Percentage of Revenue	Accounts receivable
Customer E	$3,100	22%	$-
Customer F	4,300	30%	-
Customer G	3,800	27%	-
Total	$11,200	79%	-

From November 30, 2024, there were four customers who accounted for more than 10% of the Company’s revenues. The customers who accounted for more than 10% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

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

	For the Year Ended and As of November 30, 2025
By Business Unit	Website Development	Website Maintenance	Total
Revenue	$9,900	4,300	14,200

Cost of revenue	-	-	-
General and administrative expenses	(34,831)	(15,128)	(49,959)

Loss from operations	(24,931)	(10,828)	(35,759)

Total assets	$8,796	3,821	12,617
Capital expenditure	$-	-	-

	For the Year Ended and As of November 30, 2025
By Country	Hong Kong	Malaysia	Total
Revenue	$13,000	1,200	14,200

Cost of revenue	-	-	-
General and administrative expenses	(45,737)	(4,222)	(49,959)

Loss from operations	(32,737)	(3,022)	(35,759)

Total assets	$10,911	1,706	12,617
Capital expenditure	$-	-	-

	For the Year Ended and As of November 30, 2024
By Business Unit	Website Development	Website Design	Website Maintenance	Total
Revenue	$14,333	$7,167	$4,200	$25,700

Cost of revenue	-	-	-	-
General and administrative expenses	(36,208)	(18,106)	(10,610)	(64,924)

Loss from operations	(21,875)	(10,939)	(6,410)	(39,224)

Total assets	$11,775	$5,888	$3,450	$21,113
Capital expenditure	$407	$203	$119	$729

	For the Year Ended and As of November 30, 2024
By Country	Hong Kong	Malaysia	Total
Revenue	$19,800	$5,900	$25,700

Cost of revenue	-	-	-
General and administrative expenses	(160)	(64,764)	(64,924)

Loss from operations	19,640	(58,864)	(39,224)

Total assets	$-	$21,113	$21,113
Capital expenditure	$-	$729	$729

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after November 30, 2025 up through the date the Company issued the financial statements.

