Form 10-Q
period 2026-02-28
Huineng Technology Corp
filed 2026-04-14
CIK 1994373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2026

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

Flat 6, 15/F, Bell House 525-543 Nathan Road, Yau Ma Tei, Kowloon, Hong Kong

(Address of principal executive offices, including zip code)

Issuer’s telephone number: (+852)6263 3859

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 14, 2026
Common Stock, $0.001 par value	44,545,000

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1

	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 28, 2026 (UNAUDITED) AND NOVEMBER 30, 2025 (AUDITED)	F-1

	CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 (UNAUDITED) AND FEBRUARY 28, 2025 (UNAUDITED)	F-2

	CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 (UNAUDITED) AND FEBRUARY 28, 2025 (UNAUDITED)	F-3

	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 (UNAUDITED) AND FEBRUARY 28, 2025 (UNAUDITED)	F-4

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	F-5 – F-15

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5

ITEM 4.	CONTROLS AND PROCEDURES	5

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	7

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7

ITEM 4	MINE SAFETY DISCLOSURES	7

ITEM 5	OTHER INFORMATION	7

ITEM 6	EXHIBITS	7

SIGNATURES		8

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HUINENG TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 28, 2026 (UNAUDITED) AND NOVEMBER 30, 2025 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of February 28, 2026	As of November 30, 2025
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,878	$758
Prepayments and deposit	5,518	10,153
TOTAL CURRENT ASSETS	11,396	10,911

NON-CURRENT ASSET
Plant and equipment, net	1,553	1,706
TOTAL NON-CURRENT ASSET	1,553	1,706

TOTAL ASSETS	$12,949	$12,617

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accrued liabilities	3,250	9,835
Amount due to a shareholder	7,461	7,524
Contract liabilities	12,500	1,100
TOTAL CURRENT LIABILITIES	23,211	18,459

TOTAL LIABILITIES	$23,211	$18,459

SHAREHOLDERS’ EQUITY
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 44,545,000 as of February 28, 2026 and November 30, 2025, respectively	$44,545	$44,545
Additional paid-in capital	29,355	29,355
Accumulated deficit	(84,132)	(79,712)
Other comprehensive income	(30)	(30)
TOTAL SHAREHOLDERS’ DEFICIT	$(10,262)	$(5,842)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,949	$12,617

The accompanying notes are an integral part of these financial statements.

HUINENG TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 (UNAUDITED) AND FEBRUARY 28, 2025 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended February 28, 2026	Three months ended February 28, 2025
REVENUE	$5,600	$1,200

COST OF REVENUE	-	-

GROSS PROFIT	$5,600	$1,200

GENERAL AND ADMINISTRATIVE EXPENSES	(10,020)	(10,591)

LOSS FROM OPERATION BEFORE INCOME TAX	$(4,420)	$(9,391)

INCOME TAX EXPENSES	-	-

NET LOSS	$(4,420)	$(9,391)

OTHER COMPREHENSIVE LOSS	-	(418)

TOTAL COMPREHENSIVE LOSS	$(4,420)	$(9,809)

NET LOSS PER SHARE- BASIC AND DILUTED	(0.0001)	(0.0010)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	44,545,000	9,011,667

The accompanying notes are an integral part of these financial statements.

HUINENG TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 (UNAUDITED) AND FEBRUARY 28, 2025 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	COMMON STOCK		ADDITIONAL		ACCUMULATED
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	TOTAL EQUITY
Balance as of November 30, 2025	44,545,000	$44,545	$29,355	$(79,712)	$(30)	$(5,842)
Net loss	-	-	-	(4,420)	-	(4,420)
Foreign currency translation	-	-	-	-	-	-
Balance as of February 28, 2026	44,545,000	$44,545	$29,355	$(84,132)	$(30)	$(10,262)

	COMMON STOCK		ADDITIONAL		ACCUMULATED
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	TOTAL EQUITY
Balance as of November 30, 2024	5,545,000	$5,545	$29,355	$(44,744)	$293	$(9,551)
Issuance of share	39,000,000	39,000	-	-	-	39,000
Net loss	-	-	-	(9,391)	-	(9,391)
Foreign currency translation	-	-	-	-	(418)	(418)
Balance as of February 28, 2025	44,545,000	44,545	29,355	(54,135)	(125)	19,640

The accompanying notes are an integral part of these financial statements.

HUINENG TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 (UNAUDITED) AND FEBRUARY 28, 2025 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended February 28, 2026	Three months ended February 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,420)	$(9,391)

Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation expenses	153	153
Changes in operating assets and liabilities:
Prepayments and deposit	4,635	3,277
Accounts receivable	-	(3,500)
Accrued liabilities	(6,585)	(6,400)
Amount due to a shareholder	(63)	3,864
Contract liabilities	11,400	2,300

Net cash provided by/(used in) operating activities	$5,120	$(9,697)

Effect of exchange rate changes on cash and cash equivalents	$-	$(418)

Net increase/(decrease) in cash and cash equivalents	$5,120	$(10,115)
Cash and cash equivalents, beginning of period	758	10,341

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,878	$226

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

HUINENG TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 (UNAUDITED)

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

The Company’s executive office is located at Flat 6, 15/F, Bell House 525-543 Nathan Road, Yau Ma Tei, Kowloon, Hong Kong.

2. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended February 28, 2026, the Company incurred a net loss of $4,420 and a working capital deficit of $11,815. As of February 28, 2026, the Company had an accumulated deficit of $84,132.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements for Huineng Technology Corporation for the period ended February 28, 2026 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted November 30 as its fiscal year end.

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

Revenue Recognition

Revenue is generated through provision of digital services including website and application development, design and maintenance services to customers. Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

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

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company records revenue upon the delivery of the finalized website or application service to the customer.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the three months ended February 28, 2026	For the three months ended February 28, 2025

Period-end MYR : US$1 exchange rate	3.89	4.46
Period-average MYR : US$1 exchange rate	3.96	4.46

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

Segment Reporting

The Company follows the guidance of ASC 280, “Segment Reporting”, which establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. For the three months ended February 28, 2026, the Company has three reportable segments based on business unit, website and application development, design and maintenance services business and one reportable segment based on country, Hong Kong. The Company also adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

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

4. PREPAYMENTS AND DEPOSIT

	As of February 28, 2026 (Unaudited)	As of November 30, 2025 (Audited)

Prepaid expenses	$5,518	$10,090
Rental deposit	-	63
Total	$5,518	$10,153

Prepaid expenses as of February 28, 2026 and November 30, 2025 represent the payments made for Edgar filing fee and OTC fee. The rental deposit represents the deposit of the virtual office tenancy agreement.

5. PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following as of February 28, 2026 and November 30, 2025:

	As of February 28, 2026 (Unaudited)	As of November 30, 2025 (Audited)

Office equipment	$3,062	$3,062
Less: accumulated depreciation	(1,509)	(1,356)
Plant and equipment, net	$1,553	$1,706

Depreciation expense for the period ended February 28, 2026 and November 30, 2025 was $153 and $612 respectively.

6. ACCRUED LIABILITIES

As of February 28, 2026 and November 30, 2025, the Company has other accruals of $3,250 and $9,835 respectively which comprise of outstanding audit fees, and transfer agent fees.

7. AMOUNT DUE TO A SHAREHOLDER

As of February 28, 2026 and November 30, 2025, the Company has an outstanding amount due to a shareholder, in aggregate amount of $7,461 and $7,524 respectively, which is unsecured and non-interest bearing with no fixed terms of repayment.

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

As of February 28, 2026, the Company has 44,545,000 shares of common stock issued and outstanding.

The Company has 75,000,000 shares of commons stock authorized.

9. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, by applying the five-step model to all contracts with customers: (i) identification of the contract, (ii) determination of performance obligations, (iii) measurement of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company’s revenue is derived from the provision of digital services including website and application development, design and maintenance services for its customers. Each contract specifies the services to be delivered, the total consideration, and the applicable payment terms.

Performance obligations generally consist of the delivery of website and application development, design and maintenance services to customers. The Company evaluates whether such services are distinct and accounts for them as separate performance obligations if appropriate.

The transaction price is determined based on the consideration specified in the contract, which may include fixed and variable amounts. Variable consideration, if any, is estimated using either the expected value or the most likely amount method, depending on which better predicts the amount of consideration to which the Company will be entitled. The Company includes variable consideration in the transaction price only to the extent that it is probable that a significant reversal of revenue will not occur.

Revenue is recognized when control of the promised goods or services is transferred to the customer. For website and application development and design, revenue is recognized at a point in time, depending on the nature of the arrangement and the transfer of control. For maintenance services, revenue is generally recognized over time as the services are performed, as the customer simultaneously receives and consumes the benefits. Revenue from maintenance services is typically recognized over time on a straight-line basis over the service period.

The Company’s payment terms vary by contract but generally require payment within a specified period following invoicing. In certain arrangements, the Company may receive advance payments, which are recorded as contract liabilities and recognized as revenue when the related performance obligations are satisfied.

Disaggregation of revenue

The table below shows the revenue disaggregation by type of services for the three months ended February 28, 2026 and 2025:

Revenue disaggregation by type of services	For the three months ended February 28, 2026	For the three months ended February 28, 2025
Development service	$-	$-
Design service	5,000	-
Maintenance service	600	1,200

Total revenue	$5,600	$1,200

Contract liabilities

For a service contract where the performance obligation has not been completed, the contract liabilities are recorded for any payments received in advance from the customer before completion of the performance obligation.

As of February 28, 2026 and November 30, 2025, the Company’s contract liabilities are classified as current liabilities, as presented below:

	As of February 28, 2026	As of November 30, 2025
Current liabilities
Current liabilities	$12,500	$1,100

Changes in contract liabilities during the quarter ended February 28, 2026 are as follows:

For the three months ended February 28, 2026
Contract liabilities, December 1, 2025	$1,100
New contract liabilities	12,000
Performance obligations satisfied	(600)
Exchange difference	-
Contract liabilities, February 28, 2026	$12,500

Remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer. As of February 28, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $12,500. The Company expects to recognize revenue on $12,500 of its remaining performance obligations within the next 12 months .

10. INCOME TAXES

The loss before income taxes of the Company for the three months ended February 28, 2026 and 2025 were comprised of the following:

	For the three months ended February 28,
	2026	2025
Tax jurisdictions from:
- Local	$(4,420)	$(9,391)
- Foreign, representing:
Malaysia	-	-
Loss before income taxes	$(4,420)	$(9,391)

Provision for income taxes consisted of the following:

For the three months ended February 28,
	2026	2025
Current:
- Local	$-	$-
- Foreign	$-	$-

Deferred tax assets:
- Local	$-	$-
- Foreign	$-	$-

Deferred tax liabilities:
- Local	$-	$-
- Foreign	$-	$-

Income tax payable:
- Local	$-	$-
- Foreign	$-	$-

Income tax assets:
- Local	$-	$-
- Foreign	$-	$-

Effective and Statutory Rate Reconciliation

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For the three months ended February 28,
	2026	2025
Computed expected expenses	21%	21%
Effect of foreign tax rate difference	-%	-%
Valuation allowances	(21)%	(21)%
Others	-%	-%
Effective tax rate	0%	0%

	For the three months ended February 28,
	2026	2025
Statutory federal income tax rate	21%	21%
Computed expected expenses	$928	$1,972
Effect of foreign tax rate difference	-	-
Valuation allowances	(928)	(1,972)
Others	-	-
Total income tax expense	$-	$-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of February 28, 2026 and November 30, 2025:

	As of February 28, 2026	As of November 30, 2025
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$17,668	$16,740

Less: valuation allowance	(17,668)	(16,740)
Deferred tax assets	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company only operates in the United States of America, that are subject to taxes in the jurisdiction in which it operates, as follow:

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law with a tax rate of 21%. The Tax Cuts and Jobs Act enacted in 2017 has changed the treatment of net operating losses (NOL’s). Prior to the change, NOL could be carried back up to two years and carried forward up to 20 years to offset taxable income. In the new tax law, the NOL created between December 31, 2017 and December 31, 2020 could be carried back up to five years and carried forward indefinitely until used. The NOL created after December 31, 2020 could be carried forward is limited to 80% of the taxable income, can no longer be carried back, but are allowed to be carried forward indefinitely. The new law will apply to NOL arising in tax years beginning December 31, 2017. As of February 28, 2026, the operations in the United States of America incurred $84,132 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL would be carried forward indefinitely, if unutilized. The Company has provided for a full valuation allowance of approximately $17,668 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future. There is no tax charge due to the losses incurred for the periods. For the three months ended February 28, 2026, there was no operating income under the applicable U.S. tax regime.

As of February 28, 2026, the Company’s management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $17,668 as of February 28, 2026.

11. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended February 28, 2026, there was one customer who accounted for more than 10% of the Company’s revenues. The customers who accounted for more than 10% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the three months ended February 28, 2026
	Revenue	Percentage of Revenue	Accounts receivable
Customer E	$5,300	95%	$-
Other	300	5%	-
Total	$5,600	100%	$-

For the three months ended February 28, 2025, there was four customers who accounted for more than 10% of the Company’s revenues. The customers who accounted for more than 10% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the three months ended February 28, 2025
	Revenue	Percentage of Revenue	Accounts receivable
Customer A	$300	25%	$-
Customer B	300	25%	-
Customer C	300	25%	-
Customer D	300	25%	-
Total	$1,200	100%	$-

12. SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has three reportable segments based on business unit, website and application development, design and maintenance services business and one reportable segment based on country, Hong Kong.

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

	For the Three Months Ended and As of February 28, 2026
By Business Unit	Design Service	Maintenance Service	Total
Revenue	$5,000	600	5,600

Cost of revenue	-	-	-
General and administrative expenses	(8,946)	(1,074)	(10,020)

Loss from operations	(3,946)	(474)	(4,420)

Total assets	$11,562	1,387	12,949
Capital expenditure	$-	-	-

	For the Three Months Ended and As of February 28, 2026
By Country	Hong Kong	Total
Revenue	$5,600	$5,600

Cost of revenue	-	-
General and administrative expenses	(10,020)	(10,020)

Loss from operations	(4,420)	(4,420)

Total assets	$12,949	$12,949
Capital expenditure	$-	$-

	For the Three Months Ended and As of February 28, 2025
By Business Unit	Maintenance Service	Total
Revenue	$1,200	$1,200

Cost of revenue	-	-
General and administrative expenses	(10,591)	(10,591)

Loss from operations	(9,391)	(9,391)

Total assets	$28,040	$28,040
Capital expenditure	$-	$-

	For the Three Months Ended and As of February 28, 2025
By Country	Hong Kong	Malaysia	Total
Revenue	$900	$300	$1,200

Cost of revenue	-	-	-
General and administrative expenses	-	(10,591)	(10,591)

Loss from operations	900	(10,291)	(9,391)

Total assets	$-	$28,040	$28,040
Capital expenditure	$-	$-	$-

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after February 28, 2026 up through the date the Company issued the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated February 27, 2026, for the year ended November 30, 2025 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Huineng Technology Corporation is currently headquartered in Kowloon, Hong Kong (herein referred as “Hong Kong”). We primarily provide digital services including website and application development, design and maintenance services to companies and individual customers in Malaysia and Hong Kong. Our mission is to serve as a trusted partner on our customers’ digital journeys.

The Company’s executive office is located at Flat 6, 15/F, Bell House 525-543 Nathan Road, Yau Ma Tei, Kowloon, Hong Kong.

Our cash and cash equivalents are $5,878 as of February 28, 2026. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and increase our current level of operations for the next twelve-month period, we require further funding.

For the three months ended February 28, 2026, the Company incurred a net loss of $4,420 and a working capital deficit of $11,815. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of operations

Three months ended February 28, 2026 and February 28, 2025

Revenues

For the three months ended February 28, 2026, the Company generated revenue in the amount of $5,600.

For the three months ended February 28, 2025, the Company generated revenue in the amount of $1,200.

The revenue generated was from the Company providing website and application development, design and maintenance services to the customers.

General and Administrative Expenses

For the three months ended February 28, 2026, the Company had general and administrative expenses in the amount of $10,020. These were primarily comprised of audit fees, stock storage & registrar fees, OTC fee, other professional fees and service tax.

For the three months ended February 28, 2025, the Company had general and administrative expenses in the amount of $10,591. These were primarily comprised of audit fees, stock and registrar fees, OTC fee, other professional fees and service tax.

Net Loss

For the three months ended February 28, 2026, the Company has incurred a net loss of $4,420.

For the three months ended February 28, 2025, the Company has incurred a net loss of $9,391.

Liquidity and Capital Resources

Cash Provided by/Used in Operating Activities

Net cash provided by operating activities was $5,120 for the three months ended February 28, 2026. The cash provided by operating activities was attributable to depreciation expenses, decrease in prepayments and deposit and increase in contract liabilities contra by net loss, decrease in accrued liabilities and decrease in amount due to a shareholder.

Net cash used in operating activities was $9,697 for the three months ended February 28, 2025. The cash used in operating activities was attributable to net loss, increase in accounts receivable, increase in the amount due from a shareholder, and decrease in accrued liabilities contra by depreciation expenses, decrease in prepayments and deposit, and increase in contract liabilities.

Cash Used in Investing Activity

For the three months ended February 28, 2026, the Company did not generate nor used any cash in investing activity.

For the three months ended February 28, 2025, the Company did not generate nor used any cash in investing activity.

Cash Provided by Financing Activity

For the three months ended February 28, 2026, the Company did not generate nor used any cash in financing activity.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2026. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of February 28, 2026.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of February 28, 2026, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended February 28, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended February 28, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, at the location of ChongQing, China, on April 14, 2026.

Huineng Technology Corporation

By:	/s/ Guoxiang Ao
Name:	Guoxiang Ao
Title:	Chief Executive Officer, Chief Financial Officer, Director
Date:	April 14, 2026

-8-